Form 10-Q
period 1996-03-31
ENVOY CORP /TN/
filed 1996-05-15
CIK 932277

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                        Commission File Number:  0-25062


                               ENVOY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                                   TENNESSEE
         (State or Other Jurisdiction of Incorporation or Organization)

                                   62-1575729
                    (I.R.S. Employer Identification Number)

                      TWO LAKEVIEW PLACE, 15 CENTURY BLVD.
                        SUITE 600, NASHVILLE, TN  37214
                    (Address of Principal Executive Offices)

                                 (615) 885-3700
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X   No
                                             -----   -----

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practible date.

                     SHARES OUTSTANDING AS OF MAY 9, 1996:

                                   11,718,771


                                     CLASS:

                     COMMON STOCK, NO PAR VALUE PER SHARE

PART 1-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ENVOY CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 MARCH 31,        DECEMBER 31,
                                                                    1996              1995
                                                                ==========        ============
ASSETS:
CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS                                    $  2,968             $   222
    SHORT TERM INVESTMENTS                                          1,571               5,103
    ACCOUNTS RECEIVABLE-NET                                        14,802               7,610
    INVENTORIES                                                     1,949               2,092
    DEFERRED INCOME TAXES                                             300                 300
    OTHER CURRENT ASSETS                                              660                 465
                                                                 --------             -------
                  TOTAL CURRENT ASSETS                             22,250              15,792


PROPERTY AND EQUIPMENT, NET                                        15,808              12,768

OTHER ASSETS                                                       69,873               1,590
                                                                 --------             -------
TOTAL ASSETS                                                     $107,931             $30,150
                                                                 ========             =======

LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
    ACCOUNTS PAYABLE                                             $  4,952             $   388
    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                 10,572               4,127
    OTHER                                                           2,169                   -
    REDEEMABLE PREFERRED STOCK                                      2,200
    CURRENT PORTION OF LONG TERM DEBT                               2,174                   -
                                                                 --------             -------
                  TOTAL CURRENT LIABILITIES                        22,067               4,515

LONG TERM DEBT, LESS CURRENT PORTION                               43,581              10,000

OTHER LONG TERM LIABILITIES                                            86                   -

DEFERRED INCOME TAXES                                               2,746                 300

SHAREHOLDERS' EQUITY:
    PREFERRED STOCK-NO PAR VALUE;
      AUTHORIZED, 12,000,000 SHARES;
      ISSUED, 3,730,233 IN 1996                                    40,100                   -
    COMMON STOCK-NO PAR VALUE; AUTHORIZED,
      48,000,000 SHARES; ISSUED, 11,705,071  AND 11,289,421
       IN 1996 AND 1995, RESPECTIVELY                              24,968              18,444
    ACCUMULATED DEFICIT                                           (25,617)             (3,109)
                                                                 --------             -------
                  TOTAL SHAREHOLDERS' EQUITY                       39,451              15,335
                                                                 --------             -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $107,931             $30,150
                                                                 ========             =======


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ENVOY CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ---------------------------
                                                     1996               1995
                                                   --------            -------
REVENUES                                           $ 10,330            $ 6,923

OPERATING COSTS AND EXPENSES:
        COST OF REVENUES                              5,308              4,269
        SELLING, GENERAL AND ADMINISTRATIVE           2,992              2,123
        DEPRECIATION AND AMORTIZATION                 2,319                560
        MERGER AND FACILITY INTEGRATION COSTS        32,584                  -
                                                   --------            -------
OPERATING LOSS                                      (32,873)               (29)

OTHER INCOME (EXPENSE):
        INTEREST INCOME                                  98                 10
        INTEREST EXPENSE                               (504)                 -
                                                   --------            -------
                                                       (406)                10
                                                   --------            -------
LOSS FROM CONTINUING OPERATIONS BEFORE
        INCOME TAXES AND LOSS IN INVESTEE           (33,279)               (19)

INCOME TAX BENEFIT (PROVISION)                       11,206                (30)

LOSS IN INVESTEE                                       (435)              (218)
                                                   --------            -------
LOSS FROM CONTINUING OPERATIONS                     (22,508)              (267)
                                                   --------            -------

DISCONTINUED OPERATIONS:
        INCOME FROM DISCONTINUED OPERATIONS,
          NET OF INCOME TAXES                             -                169
                                                   --------            -------
INCOME FROM DISCONTINUED OPERATIONS                       -                169
                                                   --------            -------
NET LOSS                                           $(22,508)          $    (98)
                                                   ========           ========

NET INCOME (LOSS) PER COMMON SHARE:
        CONTINUING OPERATIONS                        ($1.97)            ($0.02)
        DISCONTINUED OPERATIONS                           -               0.01
                                                   --------            -------
        NET LOSS PER COMMON SHARE                    ($1.97)            ($0.01)
                                                   ========           ========

WEIGHTED AVERAGE SHARES OUTSTANDING                  11,416             11,603
                                                   ========           ========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ENVOY Corporation
                Condensed Consolidated Statements of Cash Flow
                                 (Unaudited)
                                (In Thousands)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                             ---------------------
                                                                              1996          1995
                                                                             -------    ---------
Net cash provided by operating activities                                    $ 2,375      $   891

Investing Activities:
Net (Increase) decrease in Investments                                         6,271         (218)
Purchases of property and equipment                                           (1,467)      (1,846)
Payments received on notes receivable                                            308        1,992
(Decrease) In other assets                                                      (919)      (1,091)
Investment in investee
Payments for businesses acquired, net of $4,784 cash acquired
 and including other cash payments associated with the acquistions           (83,147)
                                                                             -------       ------
Net cash used in Investing activities                                        (78,954)        (945)

Financing Activities:
Proceeds from Issuance of preferred stock                                     40,100
Proceeds from Issuance of common stock                                         5,025            8
Proceeds from debt                                                            43,400         (105)
Payments of debt                                                              (8,000)        (105)
Payment of deferred financing costs                                           (1,200)
                                                                             -------      -------

Net cash provided by (used in) financing activities                           79,325         (202)
                                                                             -------      -------
Net increase (decrease) in cash and equivalents                                2,748         (456)
                                                                             -------      -------

Cash and cash equivalents at the beginning of the year                           222        4,270
                                                                             -------      -------
Cash and cash equivalents at the end of the period                           $ 2,968      $ 3,814
                                                                             =======      =======



See accompanying notes to unaudited condensed consolidated financial statements.

                               ENVOY CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996

A.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of ENVOY Corporation (the "Company" or "ENVOY") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included (See Note C). Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

     These financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the accompanying notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain reclassifications have been made in the 1995 financial statements to conform to the classifications in 1996.

B.  NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share has been computed by dividing net income (loss) by the number of weighted average number of shares of common stock and common stock equivalents, when dilutive, using the treasury stock and modified treasury stock methods, as appropriate.

C.  ACQUISITIONS

NATIONAL ELECTRONIC INFORMATION CORPORATION ("NEIC")

     On March 6, 1996, the Company's shareholders approved the acquisition of NEIC for an aggregate purchase price of approximately $94,301,000, consisting of (i) $86,154,000 paid to the NEIC stockholders, (ii) $2,200,000 to be paid to certain NEIC stockholders on or after August 1, 1996 and (iii) certain other transaction and acquisition costs of $5,947,000. The NEIC business combination was accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board Opinion No. 16 ("APB 16") and, as a result, the Company recorded the assets and liabilities of NEIC at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Based upon management's preliminary estimates, the Company recorded $46,728,000 in goodwill and $19,600,000 of identifiable intangible assets related to the NEIC acquisition. The actual allocations will be based on further studies and may change during the allocation period. The operations of NEIC are included in the statement of operations from the date of acquisition.

     In connection with the NEIC acquisition, the Company also incurred a one time write-off of acquired in-process technology of $30,000,000 and related deferred income taxes of $11,400,000, and such amounts were charged to expense in the three months ended March 31, 1996, because these amounts relate to research and development that has not reached technological feasibility and for which there is no alternative future use. The $30,000,000 is classified as merger and facility integration costs in the statement of operations.

     The NEIC acquisition was financed through equity and debt financing. An aggregate of 3,730,233 shares of the Company's Series B Convertible Preferred Stock were issued to three investors for an aggregate purchase price of $40,100,000. Additionally, the Company issued 333,333 shares of the Company's Common Stock to various investors for an aggregate purchase price of $5,000,000. The Company also entered into a credit agreement with two lenders, whereby the Company obtained $50,000,000 in bank financing in the form of a $25,000,000 revolving credit facility and a $25,000,000 term loan. An additional 840 shares of NEIC cumulative redeemable preferred stock, $10.00 par value per share, remain outstanding. The NEIC preferred stock may be redeemed by or put back to the Company at any time on or after August 1, 1996 at a redemption price of approximately $2,200,000.

TELECLAIMS, INC. ("TELECLAIMS")

     On March 1, 1996, the Company acquired all the issued and outstanding Capital stock of Teleclaims, Inc. ("Teleclaims") in exchange for 73,242 shares of the Company's Common Stock for a purchase price of approximately $1,500,000. The Teleclaims business combination was accounted for under the purchase method of accounting applying the provisions of APB 16 and, as a result, the Company recorded the assets and liabilities at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Goodwill in the amount of $544,000 was recorded in connection with the acquisition of Teleclaims. Also recorded as part of the Teleclaims acquisition was a one time write-off of acquired in-process technology of $700,000 and related deferred income taxes of $266,000, and such amounts were charged to expense in the three months ended March 31, 1996, because these amounts relate to research and development that has not reached technological feasibility and for which there is no alternative future use. The $700,000 is classified as merger and facility integration costs in the statement of operations. The allocation is based on management's preliminary estimates. The actual allocations will be based upon further studies and may change during the allocation period. The operations of Teleclaims are included in the statement of operations from the date of acquisition.

     The excess cost over fair value of net assets acquired in the NEIC and Teleclaims acquisitions is being amortized on a straight-line basis over three years. Identifiable assets acquired in the NEIC and Teleclaims acquisitions will be depreciated on a straight-line basis over a period of two to nine years depending upon the estimated remaining useful life of such assets.

     The following presents unaudited pro forma results of operations (including the one-time write-off of acquired in-process technology and related deferred income taxes) for the three months ended 1996 and 1995 assuming the NEIC and Teleclaims acquisitions had been consummated at the beginning of the period presented (in thousands, except per share data):

                                         Three Months Ended March 31,
                                         ----------------------------
                                            1996              1995
                                         ----------        ----------
        Revenues                            $18,517        $15,695
        Loss from Continuing Operations     (24,899)       (26,675)
        Net Loss                            (24,899)       (26,406)

        Loss per Common Share:
             Continuing Operations          $ (2.13)       $ (2.21)
             Discontinued Operations            .00            .01
                                            -------        -------
             Net Loss                       $ (2.13)       $ (2.20)
                                            -------        -------


D. MERGER AND FACILITY INTEGRATION COSTS

     As a result of the acquisitions of NEIC and Teleclaims in March 1996, the Company approved a plan that reorganized certain of its operations, personnel and facilities to gain the effects of potential cost savings and operating synergies. The cost of this plan to integrate the acquired companies is being recognized as incurred in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and are not part of the purchase price allocation. The costs incurred in the three months ended March 31, 1996 associated with this plan of $1,884,000 represents exit costs associated with lease terminations, personnel costs, writedowns of impaired assets and other related costs that will be incurred as a direct result of the plan and are classified as merger and facility integration costs in the statement of operations. The Company estimates that future costs to be charged to expense as incurred during fiscal year 1996 to approximate $1,000,000 to $2,000,000.

     Merger and facility integration costs consists of the following:

       Acquired in process technology charge-off                   $30,700
       Facility integration costs                                    1,884
                                                                   -------

                   Total merger and facility integration costs     $32,584
                                                                   =======

E. LOSS IN INVESTEE

     On January 28, 1995, the Company purchased 17.5% of the common stock of EMC*Express, Inc. ("EMC"), a newly formed corporation that transmits billing information from hospitals and doctors to third party payors. The remaining stock in EMC is held by StellarNet, Inc., a California corporation ("StellarNet"), an unrelated party, which previously owned all of the business of EMC directly. The total purchase price for the 17.5% interest in EMC was $570,000.

     In connection with the closing, the Company paid $250,000 for an option to purchase the remainder of the capital stock of EMC for $2,680,000, subject to increase upon the achievement of certain performance objectives, and also entered into a management agreement to provide management services to EMC (the "Management Agreement"). Under the terms of the Management Agreement, the Company agreed to fund certain operating costs of EMC in the form of advances. The Management Agreement could be terminated by the Company at any time on 60 days written notice, at which time the option would be terminated. The Company gave notice to terminate the Management Agreement on January 31, 1996. The Company was committed through March 31, 1996 to continue to fund certain operating costs of EMC. The loss in EMC for the three months ended March 31, 1996 and 1995 was $435,000 and $218,000, respectively.


     In March 1996, StellarNet filed a lawsuit in the Superior Court of the State of California for the City and County of San Francisco against the Company. This lawsuit asserts claims for breach of contract and negligent conduct. StellarNet seeks unspecified compensatory damages, plus attorneys fees and court costs. The Company has denied each of StellarNet's claims and has filed counterclaims for fraudulent inducement and misrepresentation against StellarNet. The Company believes these claims of StellarNet are without merit and intends to vigorously defend itself.


F.  DISCONTINUED OPERATIONS

     On June 6, 1995, the Company completed the merger between the Company and First Data Corporation ("FDC"). Pursuant to a management services agreement entered into in connection with the merger, the Company is receiving a fee from FDC of $1,500,000 per annum, payable in quarterly installments of $375,000, during the first two years following the merger, after which period such fees are anticipated to end. Management fees of $375,000 for the three months ended March 31, 1996 are classified in the revenue caption in the statement of operations.

     The net assets of the financial services electronic transaction processing business was merged with and into FDC under the terms of the merger agreement and were accounted for as discontinued operations. Certain reclassifications were made to the statement of operations for the three months ended March 31, 1995 to reflect such operations as discontinued operations.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         ENVOY provides electronic processing services primarily for the health care market. This includes adjudication of insurance and other third-party reimbursement claims for pharmacies, physicians, hospitals, and dentists, and, since 1994, providing clearinghouse services for batch processing of medical and dental reimbursement claims. ENVOY is currently in the developmental stage of electronic benefits transfer services for government benefit programs such as food stamps, welfare and social security benefits.

         On June 6, 1995, the Company completed the sale through a merger of its financial transaction processing business to First Data Corporation ("First Data"). For accounting purposes, the remaining medical and governmental benefits transaction processing business is treated as continuing operations, while the financial transaction processing business is treated as discontinued operations.

         In March 1996, the Company acquired National Electronic Information Corporation and Teleclaims, Inc. (the "Acquired Businesses"). Both of these acquisitions were accounted for under the purchase method of accounting and, as a result, the Company has recorded the assets and liabilities of both companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. The financial statements presented herein reflect the operations of both the Acquired Businesses for the periods subsequent to their acquistions.

         Revenues are principally derived from (i) transaction processing services to the health care market which are generally paid for by the health care providers and (ii) commercial claim processing services provided to third party payors which are usually paid for by the payors.Revenues are generally based upon the number of transactions processed rather than the transaction volume per customer. A small portion of ENVOY's revenues are derived from the sale and lease of point-of-sale (POS) devices, customer support, on-site training and installation, and annual participation fees.

         The table below shows transactions processed by ENVOY for the periods represented.

                                      March 31, 1996             March 31, 1995
                                      --------------             --------------
                                                     (in thousands)
Transactions                              120,754                    92,091


         Had the acquisition of the Acquired Businesses occurred as of the first day of the period ended March 31, 1996, total transactions in the first quarter of 1996 would have been 140,808,000, of which 27,894,000 transactions would be attributable to the Acquired Businesses.

RESULTS OF OPERATION

Revenues.   Revenues for the quarter ended March 31, 1996 were $10,330,000, an increase of 49.2%, or $3,407,000 over the first quarter of 1995. The increase is primarily attributable to revenues from the Acquired

Businesses, which contributed $3,314,000 to revenues following their respective acquisition. Additional factors contributing to the revenue growth in the first quarter were a 10% increase in ENVOY's preacquisition processing service revenue over the first quarter of 1995 and the First Data management fee of $375,000. Hardware sales were $178,000 in the first quarter of 1996 compared with $987,000 in the first quarter of 1995, which reflects a large one-time hardware sale in the earlier period. The net result of these items was an increase in the Company's preacquisition total revenues of 2.6%.

Cost of Revenues. Cost of revenues includes the cost of communications, computer operations, product development and customer support as well as the cost of hardware sales. In addition, the Acquired Businesses' cost of revenues includes payments to third parties for transaction processing volume. Cost of revenues in the first quarter of 1996 was $5,308,000, an increase of 24.3%, compared to $4,269,000 in the first quarter of 1995. The dollar increase is attributable to the inclusion of the Acquired Businesses' results coupled with increased transaction costs in the Company's preacquisition business. As a percent of revenues, cost of revenues was 51.4% in the first quarter of 1996 compared to 61.7% in the same period last year. The improvement in margin is almost exclusively attributable to the inclusion of the Acquired Businesses' results which carry significantly higher profit margins than those of ENVOY's preacquisition business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing, finance, accounting and administrative costs. Selling, general and administrative expense for the first quarter ended March 31, 1996 was $2,992,000 compared to $2,123,000 in the first quarter of 1995, an increase of 40.9%. Selling, general and administrative expenses increased due to the inclusion of the Acquired Businesses and the additional costs incurred by ENVOY during the quarter in anticipation of the acquisitions. As a percentage of total revenues, selling, general and administrative expenses were 28.9% in the first quarter of 1996 compared to 30.7% in the first quarter of 1995.

Depreciation and Amortization. Depreciation and amortization expense relates primarily to host computers, communications equipment, goodwill and other identifiable intangible assets. Depreciation and amortization expense for the first quarter ended March 31, 1996 was $2,319,000 compared to $560,000 for the same period in 1995. The increase is primarily due to the amortization of goodwill and other intangibles of $1,388,000 related to of the Acquired Businesses. Depreciation and amortization increased further as the result of the addition of host computer systems in connection with the expansion of the Company's transaction processing capabilities.

Merger and Facility Integration Costs. The Company recognized merger and facility integration costs in the quarter ended March 31, 1996 of $32,584,000. This represents a one-time charge of acquired in process technology of $30,700,000 and facility integration costs of $1,884,000. The Company anticipates it will incur additional facility integration costs of approximately $1,000,000 to $2,000,000 over the remaining three quarters of 1996. The Company incurred a loss from operations for the quarter ended March 31, 1996 of $289,000 compared to a loss of $29,000 in the first quarter a year ago. The loss is primarily the result of increases in amortization related to goodwill and other intangibles of the Acquired Businesses. Without this increased amortization, ENVOY would have had operating income of $1,099,000.

Net Interest Expense. ENVOY recorded net interest expense for the quarter ended March 31, 1996 of $406,000 compared with $10,000 of net interest income for the first quarter of 1995. The increase in interest expense is due to the expense incurred on borrowings under the credit facility used to finance the Acquired Businesses.

Loss in Investee.  The Company, in conjunction with an investment.
EMC*Express ("EMC"), entered into a management agreement which required ENVOY to fund certain operating costs of EMC. The Company gave notice of termination of this management agreement to EMC on January 31, 1996, effective as of March 31, 1996. During the first quarter of 1996, the Company recognized losses of $435,000 for funding the EMC operations pursuant to the management agreement through the termination date of March 31, 1996 compared to a loss of $218,000 in the first quarter of 1995. The Company has no further commitments to EMC under the management agreement after March 31, 1996. See Note E to the March 31, 1996 Unaudited Condensed Consolidated Financial Statements.

Income tax benefit. The Company's income tax benefit in the first quarter ended March 31, 1996 was $11,206,000 compared to an income tax expense of $30,000 in the same period last year. The tax benefit recorded in the first quarter principally reflects a deferred income tax benefit associated with the $30,700,000 charge for the write-off of acquired in process technology related to the Acquired Businesses.

LIQUIDITY AND CAPITAL RESOURCES

Operating Losses

         ENVOY has incurred operating losses in each year of its operation. The operating losses have resulted from ENVOY's substantial investment in its health care transaction processing business coupled with a disproportionate amount of overhead and fixed costs. Historically, health care losses have been funded by earnings from the Company's more mature financial business, which had a substantially higher transaction volume and revenue base. In connection with the disposition of the financial business and to aid in a transitional period until transaction volume is sufficient to cover operating expenses, the Company entered into a management and transition services arrangement with FDC whereby ENVOY will receive a fee from FDC of $1,500,000 per annum. While ENVOY believes that it is beginning to generate sufficient revenues to cover operating expenses and the costs of planned expansion, there can be no assurance that sufficient income will be generated from operations to cover such costs and expenses. ENVOY believes that the additional transaction volume from the Acquired Business, coupled with potential cost savings and operating synergies to be ultimately realized from the reorganization of their operations, will result in operating profitability growth. A significant portion of the merger and facility integration costs and goodwill amortization associated with the Acquired Businesses were non-cash expenses and writedowns, and on a cash flow basis, the Company's cash flow from operations improved during the first quarter of 1996 from $691,000 to $2,375,000.

         In March 1996, the Company completed the acquisition of the Acquired Business. Teleclaims, Inc. was acquired by the Company on March 1, 1996, for 73,242 Shares of ENVOY Common Stock. NEIC was acquired by the Company on March 6, 1996, for $94,301,000 consisting of $86,154,000 which was paid to the stockholders of NEIC, $2,200,000 to be paid to the certain stockholders of NEIC on or after August 1, 1996 and certain other transaction and acquisition expenses of $5,947,000. The NEIC acquisition was financed through equity issuances of $45,100,000 and a new credit facility of $50,000,000. The new credit facility provides financing through a $25,000,000 term loan and a $25,000,000 revolving line of credit. In addition to funding the merger consideration, the proceeds of the equity issuances and debt facilities are to be used to fund capital expenditures, merger expenses and working capital requirements.

         Loans made pursuant to the credit facility bear interest at varying rates based on an index to the lender's prime rate or the 30, 60 or 90 day LIBOR. The credit facility is subject to a one-time facility fee of $1.0 million and an annual administrative fee of $20,000. The revolving credit facility requires an annualized commitment fee of .375% of its average daily unused portion.

         The term loan is payable in quarter-annual principal installments varying in amount from $1,000,000 to $2,250,000. The term loan is required to be prepaid with 100% of the net proceeds from any sales of assets in excess of $500,000 per year and 50% of the net proceeds of the issuance of any equity securities. The total amount outstanding under the credit facility is due and payable in full on March 31, 2000.

         The credit facility contains financial covenants applicable to ENVOY and its subsidiaries including the debt/cash flow ratio, ratios of debt to capital and cash flow to interest expense and certain restrictions on capital expenditures.

         The credit facility is secured by guarantees from all existing and future ENVOY subsidiaries and by security interests in all of the stock, promissory notes and other assets of ENVOY. ENVOY and its subsidiaries are subject to certain restrictions relating to payment of dividends and other distributions, asset acquisitions, incurrence of debt, investments, consolidations and mergers and other restrictive provisions.

         On March 31, 1996 the Company had a balance of $25,000,000 outstanding under the term loan and $10,400,000 outstanding under the revolving line of credit.


Capital Expenditures

         ENVOY purchases additional computer hardware and software products from time to time as required by the growth of its customer base. ENVOY incurred capital expenditures of approximately $1.5 million in the first quarter of 1996, primarily for computer hardware and software products used for the expansion of the medical transaction processing function. The Company anticipates that its capital expenditures over the remaining three quarters of 1996 will be substantially the same as 1995 levels.

         Management believes that the proceeds of the equity issuances and debt financing combined with existing cash and cash equivalents, cash obtained in acquisition of the Acquired Business, amounts available under the revolving line of credit, and cash provided by operations will be sufficient to meet ENVOY's operating needs for the next 12 months.


SEASONALITY

         The Company's business is to some extent seasonal, with more revenues being generated from September through March as a result of a greater number of pharmaceutical claims arising in those months, which operating expenses tend to remain relatively constant over the course of the year.

IMPACT OF INFLATION

         Inflation has not had a significant impact on ENVOY's results of operation to date.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.- In March 1996, StellarNet filed a lawsuit in the Superior Court of the State of California for the City and County of San Francisco against the Company. This lawsuit asserts claims for breach of contract and negligent conduct. StellarNet seeks unspecified compensatory damages, plus attorneys fees and court costs The Company has denied each of StellarNet's claims and has filed counterclaims for fraudulent inducement and misrepresentation against StellarNet. The Company believes these claims of StellarNet are without merit and intends to vigorously defend itself.


Item 2.   Changes in Securities.- Not Applicable

Item 3.   Defaults Upon Senior Securities.- Not Applicable

Item 4.   Submission of Matter to a Vote of Security-Holders.

On March 6, 1996, a special meeting of shareholders of ENVOY Corporation, was held for the following purposes:

1.  To consider and vote upon a proposal to approve and adopt:
     (a) the Agreement and Plan of Merger dated November 30, 1995 (the "Merger Agreement"), by and among National Electronic
         Information Corporation ("NEIC"),ENVOY and Envoy Acquisition Corporation "Sub"), pursuant to which:
             (i)  Sub will merge with and into NEIC (the "Merger"); and
             (ii) each outstanding share of NEIC common stock will be converted into the right to receive the cash consideration set forth in the Merger Agreement;

     (b) the issuance of $40,100,000 of Series B Convertible Preferred Stock and $4,999,995 of ENVOY common stock (the "Equity Issuances");and

     (c) the borrowing of up to $50,000,000 pursuant to a revolving credit facility and term loan (the "Debt Financing") necessary to provide the cash consideration payable in the Merger and to provide additional funds for capital expenditures, working capital and general corporate purposes.
         The proposed Merger, Equity Issuances and the Debt Financing are referred to herein collectively as the "Transactions."

2. To consider and act upon a proposal to amend ENVOY's 1995 Employee Stock Incentive Plan to increase the number of shares issuable thereunder;

The following table sets forth the number of votes cast for, against abstained, and broker non-votes with respect to each of the above-referenced matters:


              For        Against       Abstained
              ---        -------       ---------
Item (1)   7,003,599       10,287        54,043
Item (2)   4,290,689    2,712,136        65,104

Item 5.   Other Information.- Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

     (a)    Exhibits required by Item 601 of Regulation S-K.

            27.  Financial Data Schedule (for SEC use only)

     (b)    Reports on Form 8-K.

              (i) Current Report on Form 8-K filed on March 18, 1996, relating to the acquisition of all of the outstanding capital stock of Teleclaims, Inc.
              (ii) Current Report on Form 8-K filed on March 18, 1996, relating to the acquisition of all of the outstanding capital stock of National Electronic Information Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ENVOY Corporation


Date:  May 10, 1996                     By: /s/ Fred C. Goad
                                           ----------------------------
                                           Fred C. Goad
                                           President and Chief
                                           Executive Officer



Date:  May 10, 1996                     By: /s/ Kevin M. McNamara
                                            ---------------------------
                                            Kevin M. McNamara
                                            Financial Officer

                                EXHIBIT INDEX


Exhibit Number            Description of Exhibit
- - --------------            ----------------------
     27                  Financial Data Schedule (for SEC use only)