Form 10-Q/A
period 1996-03-31
ENVOY CORP /TN/
filed 1996-05-24
CIK 932277

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-Q/A


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
                                 (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 MARCH 31,        DECEMBER 31,
                                                                    1996              1995
                                                                ==========        ============
ASSETS:
CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS                                    $  2,968             $   222
    SHORT TERM INVESTMENTS                                          1,571               5,103
    ACCOUNTS RECEIVABLE-NET                                        14,802               7,610
    INVENTORIES                                                     1,949               2,092
    DEFERRED INCOME TAXES                                             300                 300
    OTHER CURRENT ASSETS                                              660                 465
                                                                 --------             -------
                  TOTAL CURRENT ASSETS                             22,250              15,792


PROPERTY AND EQUIPMENT, NET                                        15,808              12,768

OTHER ASSETS                                                       69,873               1,590
                                                                 --------             -------
TOTAL ASSETS                                                     $107,931             $30,150
                                                                 ========             =======

LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
    ACCOUNTS PAYABLE                                             $  4,952             $   388
    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                 10,572               4,127
    OTHER                                                           2,169                   -
    REDEEMABLE PREFERRED STOCK                                      2,200
    CURRENT PORTION OF LONG TERM DEBT                               2,174                   -
                                                                 --------             -------
                  TOTAL CURRENT LIABILITIES                        22,067               4,515

LONG TERM DEBT, LESS CURRENT PORTION                               43,581              10,000

OTHER LONG TERM LIABILITIES                                            86                   -

DEFERRED INCOME TAXES                                               2,746                 300

SHAREHOLDERS' EQUITY:
    PREFERRED STOCK-NO PAR VALUE;
      AUTHORIZED, 12,000,000 SHARES;
      ISSUED, 3,730,233 IN 1996                                    40,100                   -
    COMMON STOCK-NO PAR VALUE; AUTHORIZED,
      48,000,000 SHARES; ISSUED, 11,705,071 AND 11,289,421
       IN 1996 AND 1995, RESPECTIVELY                              17,813              11,289
    ADDITIONAL PAID-IN CAPITAL                                      7,155               7,155
    ACCUMULATED DEFICIT                                           (25,617)             (3,109)
                                                                 --------             -------
                  TOTAL SHAREHOLDERS' EQUITY                       39,451              15,335
                                                                 --------             -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $107,931             $30,150
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
                                                   ========           ========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ENVOY Corporation
                Condensed Consolidated Statements of Cash Flow
                                 (Unaudited)
                                (In Thousands)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                             ---------------------
                                                                              1996          1995
                                                                             -------    ---------
Net cash provided by operating activities                                    $ 2,375      $   691

Investing activities:
Net (increase) decrease in investments                                         6,271         (218)
Purchases of property and equipment                                           (1,467)      (1,846)
Payments received on notes receivable                                            308        1,992
(Decrease) in other assets                                                      (919)      (1,091)
Investment in investee                                                           --           218
Payments for businesses acquired, net of $4,784 cash acquired
 and including other cash payments associated with the acquistions           (83,147)         --
                                                                             -------       ------
Net cash used in investing activities                                        (78,954)        (945)

Financing Activities:
Proceeds from issuance of preferred stock                                     40,100          --
Proceeds from issuance of common stock                                         5,025            8
Proceeds from debt                                                            43,400
Payments of debt                                                              (8,000)        (105)
Payment of deferred financing costs                                           (1,200)         --
                                                                             -------      -------

Net cash provided by (used in) financing activities                           79,325          (97)
                                                                             -------      -------
Net increase (decrease) in cash and equivalents                                2,746         (351)

Cash and cash equivalents at the beginning of the year                           222        4,270
                                                                             -------      -------
Cash and cash equivalents at the end of the period                           $ 2,968      $ 3,919
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


     These financial statements, footnote disclosures and other information should be read in conjunction with the audited financial statements and the accompanying notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


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

TELECLAIMS, INC. ("TELECLAIMS")


     On March 1, 1996, the Company acquired all the issued and outstanding Capital stock of Teleclaims in exchange for 73,242 shares of the Company's Common Stock for a purchase price of approximately $1,500,000. The Teleclaims business combination was accounted for under the purchase method of accounting applying the provisions of APB 16 and, as a result, the Company recorded the assets and liabilities at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Goodwill in the amount of $544,000 was recorded in connection with the acquisition of Teleclaims. Also recorded as part of the Teleclaims acquisition was a one time write-off of acquired in-process technology of $700,000 and related deferred income taxes of $266,000, and such amounts were charged to expense in the three months ended March 31, 1996, because these amounts relate to research and development that has not reached technological feasibility and for which there is no alternative future use. The $700,000 is classified as merger and facility integration costs in the statement of operations. The allocation is based on management's preliminary estimates. The actual allocations will be based upon further studies and may change during the allocation period. The operations of Teleclaims are included in the statement of operations from the date of acquisition.


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


     Merger and facility integration costs consists of the following (in thousands):

       Acquired in process technology charge-off                   $30,700
       Facility integration costs                                    1,884
                                                                   -------

                   Total merger and facility integration costs     $32,584
                                                                   =======

E. LOSS IN INVESTEE

     On January 28, 1995, the Company purchased 17.5% of the common stock of EMC*Express, Inc. ("EMC"), a corporation that transmits billing information from hospitals and doctors to third party payors. The remaining stock in EMC is held by StellarNet, Inc., a California corporation ("StellarNet"), an unrelated party, which previously owned all of the business of EMC directly. The total purchase price for the 17.5% interest in EMC was $570,000.


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


F.  DISCONTINUED OPERATIONS


     On June 6, 1995, the Company completed the merger between the Company and First Data Corporation ("First Data"). Pursuant to a management services agreement entered into in connection with the merger, the Company is receiving a fee from FDC of $1,500,000 per annum, payable in quarterly installments of $375,000, during the first two years following the merger, after which period such fees are anticipated to end. Management fees of $375,000 for the three months ended March 31, 1996 are classified in the revenue caption in the statement of operations.


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

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


         ENVOY provides electronic processing services primarily for the health care market. This includes submission for adjudication of insurance and other third-party reimbursement claims for pharmacies, physicians, hospitals, and dentists, and, since 1994, providing clearinghouse services for batch processing of medical and dental reimbursement claims.

         On June 6, 1995, the Company completed the sale through a merger of its financial transaction processing business to First Data. For accounting purposes, the health care transaction processing business is treated as continuing operations, while the financial transaction processing business is treated as discontinued operations.

         In March 1996, the Company acquired Teleclaims, Inc. and National Electronic Information Corporation ("NEIC") (the "Acquired Businesses"). Both of these acquisitions were accounted for under the purchase method of accounting and, as a result, the Company has recorded the assets and liabilities of both companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. The financial statements presented herein reflect the operations of the Acquired Businesses for the period after their respective dates of acquistion.

         Revenues are principally derived from (i) transaction processing services to the health care market which are generally paid for by the health care providers and (ii) commercial claim processing services provided to third-party payors which are usually paid for by the payors. Revenues are generally earned on a per transaction basis and are based upon the number of transactions processed rather than the transaction volume per customer. A small portion of ENVOY's revenues are derived from the sale and lease of point-of-sale (POS) devices, customer support, on-site training and installation, and annual participation fees.


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



         The total transactions reflected above include the transactions of the Acquired Businesses from the date of the acquisitions through the end of the first quarter of 1996. Had the acquisitions of the Acquired Businesses occurred as of the first day of the quarter ended March 31, 1996, total transactions in the first quarter of 1996 would have been 140,808,000, of which 27,894,000 transactions would be attributable to the Acquired Businesses.

RESULTS OF OPERATIONS


Revenues.   Revenues for the quarter ended March 31, 1996 were $10,330,000, an increase of 49.2%, or $3,407,000 over the first quarter of 1995. The increase is primarily attributable to revenues from the Acquired

Businesses, which contributed $3,314,000 to revenues following their respective acquisitions. Additional factors contributing to the revenue growth in the first quarter were a 10.3% increase in ENVOY's pre-acquisition processing service revenue over the first quarter of 1995 and the First Data management fee of $375,000. Hardware sales were $178,000 in the first quarter of 1996 compared with $987,000 in the first quarter of 1995. The decrease is attributable to a large one-time hardware sale in the earlier period. The net result of these items was an increase in the Company's pre-acquisition total revenues of 2.6%.

Cost of Revenues. Cost of revenues includes the cost of communications, computer operations, product development and customer support as well as the cost of hardware sales. In addition, the Acquired Businesses' cost of revenues includes payments to third parties for transaction processing volume. Cost of revenues in the first quarter of 1996 was $5,308,000 compared to $4,269,000 in the first quarter of 1995, an increase of 24.3%. The dollar increase is attributable to the inclusion of the Acquired Businesses' results coupled with increased transaction volume in the Company's pre-acquisition business. As a percent of revenues, cost of revenues was 51.4% in the first quarter of 1996 compared to 61.7% in the same period last year. The improvement is almost exclusively attributable to the inclusion of the Acquired Businesses' results which historically have experienced higher profit margins than those of ENVOY's pre-acquisition business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing, finance, accounting and administrative costs. Selling, general and administrative expenses for the first quarter of 1996 were $2,992,000 compared to $2,123,000 in the first quarter of 1995, an increase of 40.9%. Selling, general and administrative expenses increased due to the inclusion of the Acquired Businesses and the additional costs incurred by ENVOY during the quarter in anticipation of the acquisitions. As a percentage of total revenues, selling, general and administrative expenses were 29.0% in the first quarter of 1996 compared to 30.6% in the first quarter of 1995.

Depreciation and Amortization. Depreciation and amortization expense relates primarily to host computers, communications equipment, goodwill and other identifiable intangible assets. Depreciation and amortization expense for the first quarter of 1996 was $2,319,000 compared to $560,000 for the same period in 1995. The increase is primarily the result of the amortization of goodwill and other intangibles of $1,388,000 related to the inclusion of the Acquired Businesses. Depreciation and amortization increased further as the result of the addition of host computer systems in connection with the expansion of the Company's transaction processing capabilities. The Company will amortize goodwill of $47.3 million associated with the Acquired Businesses over the three year period following the acquisition. In addition, ENVOY will amortize identified intangibles of $19.9 million over two to nine year time periods, as applicable. As a result of these items, the Company expects depreciation and amortization expense to increase in future periods.

Merger and Facility Integration Costs. The Company recognized merger and facility integration costs in the first quarter of 1996 of $32,584,000. This represents a one-time charge of acquired in process technology of $30,700,000 and facility integration costs of $1,884,000. The Company anticipates it will incur additional facility integration costs of up to $2,000,000 over the remaining three quarters of 1996.

Net Interest Expense. ENVOY recorded net interest expense for the quarter ended March 31, 1996 of $406,000 compared to $10,000 of net interest income for the first quarter of 1995. The increase in interest expense is the result of increased borrowings under the Credit Facilities used to finance the purchase of the Acquired Businesses as well as interest associated with the 9% $10,000,000 principal amount of convertible subordinated notes issued in June 1995 (the "Convertible Notes").

Loss in Investee. The Company acquired 17.5% of the common stock of EMC* Express, Inc. ("EMC") in January 1995. In conjunction with the purchase of the stock of EMC, the Company entered into a management agreement which required ENVOY to fund certain operating costs of EMC. Notice was given to terminate this management agreement on January 31, 1996. During the first quarter of 1996, the Company recognized losses of $435,000 for funding certain of EMC operations through the termination date of March 31, 1996. The loss in investee in the first quarter of 1995 was $218,000. See Note E to the March 31, 1996 Unaudited Condensed Consolidated Financial Statements.

Income tax benefit. The Company's income tax benefit in the first quarter of 1996 was $11,206,000 compared to an income tax expense of $30,000 in the same period last year. The tax benefit recorded in the first quarter principally reflects a deferred income tax benefit associated with the $30,700,000 charge for the write off of acquired in process technology related to the Acquired Businesses.

LIQUIDITY AND CAPITAL RESOURCES

         ENVOY has incurred operating losses in each year of its operations. The operating losses have resulted from ENVOY's substantial investment in its health care transaction processing business coupled with a disproportionate amount of overhead and fixed costs. Historically, health care losses have been funded by earnings from the Company's more mature financial business, which had a substantially higher transaction volume and revenue base. The viability of ENVOY requires continued expansion of the number of transactions processed to generate greater revenue. While ENVOY believes that it is beginning to generate sufficient revenues to cover operating expenses and the costs of planned expansion, there can be no assurance that sufficient income will be generated from operations to cover such costs and expenses. ENVOY believes that the additional transaction volume from the Acquired Business, coupled with potential cost savings and operating synergies that ENVOY believes it may realize from the integration of the Acquired Businesses, will result in improved operating results; however there are no assurances that such cost savings or synergies will be realized or that profitability can be obtained or maintained.

         In June 1995, the Company issued the $10,000,000 Convertible Notes to First Data. The entire $10,000,000 principal amount of the Convertible Notes remains outstanding and is due in June 2000. The Convertible Notes are convertible at the election of the holders into shares of Common Stock. The current conversion price is equal to $10.52 per share.

         In March 1996, the Company completed the purchase of the Acquired Businesses. Teleclaims was acquired by the Company on March 1, 1996, for 73,242 Shares of Common Stock. On March 6, 1996 ENVOY acquired NEIC for $94,301,000 consisting of $86,154,000 that was paid at closing to the stockholders of NEIC, $2,200,000 to be paid to certain stockholders of NEIC on or after August 1, 1996 and certain other transaction and acquisition expenses of $5,947,000. The NEIC acquisition was financed through equity issuances of 333,333 shares of Common Stock for $5,000,000, 3,730,233 shares of Series B Preferred Stock for $40,100,000 and a new credit facility of $50,000,000. The new credit facility provides financing through a $25,000,000 term loan and a $25,000,000 revolving line of credit. In addition to funding the merger consideration, the proceeds of the credit facilities were used to fund capital expenditures, merger expenses and working capital requirements.

         Loans made pursuant to the credit facilities bear interest at varying rates based on an index to the lender's prime rate or the 30, 60 or 90 day LIBOR. The credit facilities is subject to a one-time facility fee of $1.0 million and an annual administrative fee of $20,000. The revolving credit facility requires an annualized commitment fee of 0.375% of its average daily unused portion. The term loan is payable in quarterly installments varying in amount from $1,000,000 to $2,250,000. The term loan is required to be prepaid with 100% of the net proceeds from any sales of assets in excess of $500,000 per year and 50% of the net proceeds of the issuance of any equity securities. The total amount outstanding under the Credit Facilities is due and payable in full on March 31, 2000. The credit facilities contain financial covenants applicable to ENVOY and its subsidiaries including the debt/cash flow ratio, ratios of debt to capital and cash flow to interest expense and certain restrictions on capital expenditures.

         The credit facilities are secured by guarantees from all existing and future ENVOY subsidiaries and by security interests in all of the stock, promissory notes and other assets of ENVOY. ENVOY and its subsidiaries are subject to certain restrictions relating to payment of dividends and other distributions, asset acquisitions, incurrence of debt, investments, consolidations and mergers and other restrictive provisions. On March 31, 1996 the Company had a balance of $25,000,000 outstanding under the term loan and $10,400,000 outstanding under the revolving line of credit.

         ENVOY purchases additional computer hardware and software products from time to time as required by the growth of its customer base. ENVOY incurred capital expenditures of approximately $1,500,000 in the first quarter of 1996, primarily for computer hardware and software products used for the expansion of the medical transaction processing function. The Company anticipates that its total capital expenditures for 1996, including amounts expended in the first quarter, will be approximately $5,000,000 to $6,000,000.

         Management believes that the proceeds of the equity issuances and debt financing combined with existing cash and cash equivalents, cash obtained in acquisition of the Acquired Business and cash provided by operations will be sufficient to meet ENVOY's operating and capital needs for the next 12 months.





IMPACT OF INFLATION

         Inflation has not had a significant impact on ENVOY's results of operation to date.

PART II- OTHER INFORMATION


Item 1. Legal Proceedings.- In March 1996, StellarNet, Inc. filed a lawsuit in the Superior Court of the State of California for the City and County of San Francisco against the Company. This lawsuit asserts claims for breach of contract and negligent conduct. StellarNet seeks unspecified compensatory damages, plus attorneys fees and court costs The Company has denied each of StellarNet's claims and has filed counterclaims for fraudulent inducement and misrepresentation against StellarNet. The Company believes these claims of StellarNet are without merit and intends to vigorously defend itself.



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

              (ii) Current Report on Form 8-K filed on March 21, 1996, relating to the acquisition of all of the outstanding capital stock of National Electronic Information Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused the amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ENVOY Corporation



Date:  May 24, 1996                     By: /s/ Fred C. Goad, Jr.
                                           ----------------------------
                                           Fred C. Goad, Jr.
                                           President and Co-Chief
                                           Executive Officer



Date:  May 24, 1996                     By: /s/ Kevin M. McNamara
                                            ---------------------------
                                            Kevin M. McNamara
                                            Vice President and
                                            Chief Financial Officer

                                EXHIBIT INDEX


Exhibit Number            Description of Exhibit
- --------------            ----------------------
     27                  Financial Data Schedule (for SEC use only)