Form 10-Q
period 1996-06-30
ENVOY CORP /TN/
filed 1996-08-14
CIK 932277

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.

                   SHARES OUTSTANDING AS OF JULY 31, 1996:

                                   11,733,571

                                     CLASS:

                      COMMON STOCK, NO PAR VALUE PER SHARE

                               ENVOY CORPORATION
                     Condensed Consolidated Balance Sheets
                                  (unaudited)
                       (In thousands, except share data)



                                                         June 30,   December 31,
                                                           1996         1995
                                                         -----------------------
ASSETS:
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                            $ 1,907      $   222
     SHORT TERM INVESTMENTS                                 2,472        5,103
     ACCOUNTS RECEIVABLE-NET                               14,645        7,610
     INVENTORIES                                            1,723        2,092
     DEFERRED INCOME TAXES                                    300          300
     OTHER CURRENT ASSETS                                     631          465
                                                          --------------------
               TOTAL CURRENT ASSETS                        21,678       15,792

PROPERTY AND EQUIPMENT, NET                                15,540       12,768

OTHER ASSETS                                               52,662        1,590
                                                          --------------------
TOTAL ASSETS                                              $89,880      $30,150
                                                          ====================


LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                     $ 4,200      $   388
     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES         7,788        4,127
     REDEEMABLE PREFERRED STOCK                             2,200            -
     CURRENT PORTION OF LONG-TERM DEBT                      2,174            -
                                                          --------------------
               TOTAL CURRENT LIABILITIES                   16,362        4,515

LONG-TERM DEBT, LESS CURRENT PORTION                       44,036       10,000

DEFERRED INCOME TAXES                                       2,745          300

SHAREHOLDERS' EQUITY:
     PREFERRED STOCK-No par value;
       authorized, 12,000,000 shares;
       issued, 3,730,233 in 1996                           40,100            -
     COMMON STOCK-No par value; authorized,
       48,000,000 shares; issued, 11,733,471 and
       11,289,421 in 1996 and 1995, respectively           17,918       11,289
     ADDITIONAL PAID-IN CAPITAL                             7,155        7,155
     ACCUMULATED DEFICIT                                  (38,436)      (3,109)
                                                          --------------------
               TOTAL SHAREHOLDERS' EQUITY                  26,737       15,335
                                                          --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $89,880      $30,150
                                                          ====================


See accompanying notes to unaudited condensed consolidated financial statements.

                               ENVOY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    JUNE 30,                 JUNE 30,
                                                 1996     1995           1996       1995
                                               -----------------        ------------------
REVENUES                                       $19,590   $ 6,155        $29,920    $13,078

OPERATING COSTS AND EXPENSES:
     COST OF REVENUES                            9,748     3,548         15,051      7,817
     SELLING, GENERAL AND ADMINISTRATIVE         4,906     2,069          7,903      4,195
     DEPRECIATION AND AMORTIZATION               5,315       572          7,370      1,132
     MERGER AND FACILITY INTEGRATION COSTS         282         -         32,866          -
     EMC LOSSES                                    105         -            540          -
                                               -------   -------        -------    -------
OPERATING LOSS                                    (766)      (34)       (33,810)       (66)

OTHER INCOME (EXPENSE):
     INTEREST INCOME                                69        66            167         76
     INTEREST EXPENSE                           (1,130)      (72)        (1,634)       (72)
                                               -------   -------        -------    -------
                                                (1,061)       (6)        (1,467)         4
                                               -------   -------        -------    -------

LOSS FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES AND LOSS IN INVESTEE          (1,827)      (40)       (35,277)       (62)

INCOME TAX BENEFIT (PROVISION)                     410       (30)           (50)         -

LOSS IN INVESTEE                                     -       100              -        375
                                               -------   -------        -------    -------
LOSS FROM CONTINUING OPERATIONS                 (1,417)     (170)       (35,327)      (437)

DISCONTINUED OPERATIONS:
     LOSS FROM DISCONTINUED OPERATIONS,
       NET OF INCOME TAXES                           -    (2,443)             -     (2,274)
                                               -------   -------        -------    -------
LOSS FROM DISCONTINUED OPERATIONS                    -    (2,443)             -     (2,274)
                                               -------   -------        -------    -------
NET LOSS                                       ($1,417)  ($2,613)      ($35,327)   ($2,711)
                                               =======   =======        =======    =======

NET LOSS PER COMMON SHARE:
     CONTINUING OPERATIONS                      ($0.12)   ($0.02)        ($3.05)    ($0.04)
     DISCONTINUED OPERATIONS                         -     (0.22)             -      (0.21)
                                               -------   -------        -------    -------
     NET LOSS PER COMMON SHARE                  ($0.12)   ($0.24)        ($3.05)    ($0.25)
                                               =======   =======        =======    =======

WEIGHTED AVERAGE SHARES OUTSTANDING             11,720    11,025         11,568     11,025
                                               =======   =======        =======    =======


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

                               ENVOY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In Thousands)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                            1996       1995
                                                          -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                $   893    $ 2,181

INVESTING ACTIVITIES:
NET (INCREASE) DECREASE IN INVESTMENTS                      5,370       (377)
PURCHASES OF PROPERTY AND EQUIPMENT                        (2,383)    (5,155)
PAYMENTS RECEIVED ON NOTES RECEIVABLE                         334      1,814
DECREASE IN OTHER ASSETS                                      731      1,430
PAYMENTS FOR BUSINESSES ACQUIRED, NET OF
  $4784 CASH ACQUIRED AND INCLUDING OTHER
  CASH PAYMENTS ASSOCIATED WITH THE                       (83,147)         -
  ACQUISITION
SETTLEMENT OF DISCONTINUED OPERATIONS                           -    (12,395)
                                                          -------    -------

NET CASH USED IN INVESTING ACTIVITIES                     (79,095)   (14,683)

FINANCING ACTIVITIES:
PROCEEDS FROM ISSUANCE OF PREFERRED STOCK                  40,100          -
PROCEEDS FROM ISSUANCE OF COMMON STOCK                      5,132         15
PROCEEDS FROM DEBT                                         43,900     10,000
PAYMENTS OF DEBT                                           (8,045)    (1,120)
PAYMENT OF DEFERRED FINANCING COSTS                        (1,200)         -
                                                          -------    -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  79,887      8,895
                                                          -------    -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS             1,685     (3,607)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF
  THE YEAR                                                    222      4,270
                                                          -------    -------

CASH AND CASH EQUIVALENTS AT THE END OF THE
  PERIOD                                                  $ 1,907    $   663
                                                          =======    =======

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

                               ENVOY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ENVOY Corporation (the "Company" or "ENVOY") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included (See Notes C and D). Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

These financial statements, footnote disclosures and other information should be read in conjunction with the audited financial statements and the accompanying notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made in the 1995 financial statements to conform to the classifications in 1996.

B. NET LOSS PER COMMON SHARE

Net loss per common share has been computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents, when dilutive, using the treasury stock and modified treasury stock methods, as appropriate.

C. ACQUISITIONS

NATIONAL ELECTRONIC INFORMATION CORPORATION ("NEIC")

On March 6, 1996, the Company's shareholders approved the acquisition of NEIC for an aggregate purchase price of approximately $94,301,000, consisting of (i) $86,154,000 paid to the NEIC stockholders, (ii) $2,200,000 paid to certain NEIC stockholders on August 1, 1996 and (iii) certain other transaction and acquisition costs of $5,947,000. The NEIC business combination was accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board Opinion No. 16 ("APB 16") and, as a result, the Company recorded the assets and liabilities of NEIC at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Based upon management's preliminary estimates, the Company has recorded $35,328,000 in goodwill and $19,600,000 of identifiable intangible assets related to the NEIC acquisition. The actual allocations will be based on further studies and may change during the allocation period. The operations of NEIC are included in the statement of operations from the date of acquisition.

In connection with the NEIC acquisition, the Company also incurred a one time write-off of acquired in-process technology of $30,000,000 and such amount was charged to expense in the three months ended March 31, 1996, because this amount relates to research and development that has not reached technological feasibility and for which there is no alternative future use. The $30,000,000 is classified as merger and facility integration costs in the statement of operations (See Note D).

The NEIC acquisition was financed through equity and debt financing. An aggregate of 3,730,233 shares of the Company's Series B Convertible Preferred Stock were issued to three investors for a total purchase price of $40,100,000. Additionally, the Company issued 333,333 shares of the Company's Common Stock to various investors for an aggregate purchase price of $5,000,000. The Company also entered into a credit agreement, whereby the Company obtained $50,000,000 in bank financing in the form of a $25,000,000 revolving credit facility and a $25,000,000 term loan. An additional 840 shares of NEIC cumulative redeemable preferred stock, $10.00 par value per share, remain outstanding. The NEIC preferred stock was redeemed by the Company on August 1, 1996 at a redemption price of approximately $2,200,000.

TELECLAIMS, INC. ("TELECLAIMS")

On March 1, 1996, the Company acquired all the issued and outstanding capital stock of Teleclaims in exchange for 73,242 shares of the Company's Common Stock for a purchase price of approximately $1,500,000. The Teleclaims business combination was accounted for under the purchase method of accounting applying the provisions of APB 16 and, as a result, the Company recorded the assets and liabilities at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Goodwill in the amount of $278,000 was recorded in connection with the acquisition of Teleclaims. Also recorded as part of the Teleclaims acquisition was a one time write-off of acquired in-process technology of $700,000 in the three months ended March 31, 1996, because this amount relates to research and development that has not reached technological feasibility and for which there is no alternative future use. The $700,000 is classified as merger and facility integration costs in the statement of operations. The allocation is based on management's preliminary estimates. The actual allocations will be based upon further studies and may change during the allocation period. The operations of Teleclaims are included in the statement of operations from the date of acquisition (See Note D).

The Company concluded that the electronic health claim transaction processing industry is relatively new, subject to uncertainty, including regulatory influences, and characterized by high levels of ongoing technological innovation and rapidly changing technology. The Company operates in an environment with high levels of price competition in a highly fragmented market and faces significant competition from companies that have greater financial, technological and other resources. The Company's operating history is relatively limited and its ability to integrate acquisitions into the Company's operations and business strategies is unproven. Accordingly, the Company concluded that a three-year amortization period on a straight-line basis of the excess cost over fair value of assets acquired in the NEIC and Teleclaims acquisitions is appropriate based on current evidence.

Identifiable intangible assets acquired in the NEIC and Teleclaims acquisitions are amortized on a straight-line basis over a period of two to nine years depending upon the estimated remaining useful life of such assets.

The following presents unaudited pro forma results of operations (including the one-time write-off of acquired in-process technology) for the six month period ended June 30, 1996 and 1995 assuming the NEIC and Teleclaims acquisitions had been consummated at the beginning of the periods presented (in thousands, except per share data):


                                              SIX MONTHS        SIX MONTHS
                                            ENDED JUNE 30,     ENDED JUNE 30,
                                                 1996               1995
                                            --------------     --------------
Revenues                                       $ 38,107           $ 31,712
Loss from continuing operations                $(36,346)          $(41,059)
Net loss                                       $(36,346)          $(43,333)
Loss per common share:
 Continuing operations                         $  (3.07)          $  (3.60)
 Discontinued operations                           0.00              (0.19)
                                               --------           --------
 Net loss                                      $  (3.07)          $  (3.79)
                                               ========           ========

D. CHANGE IN ACCOUNTING PRINCIPLE

At the consummation dates of the acquisitions of NEIC and Teleclaims, the Company provided $11,400,000 and $266,000 of deferred income taxes related to the write-off of acquired in-process technology for NEIC and Teleclaims, respectively. However, subsequent to these acquisitions, at the May 23, 1996 Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") meeting, the EITF reached a consensus that the write-off of amounts assigned for financial reporting purposes to acquired in-process research and development occurs prior to the measurement of deferred income taxes in a purchase business combination. Accordingly, the EITF concluded that deferred income taxes are not provided on the initial differences between the amounts assigned for financial reporting and tax purposes, and the in-process research and development should be charged to expense on a gross basis at acquisition.

The Company has decided to make a change in accounting principle to conform with the consensus of the EITF. Since the consensus does not specify the manner of reporting a change in accounting principle, the Company accounted for such change in accordance with Statement of Financial Accounting Standards No. 111, "Rescission of FASB Statement No. 32 and Technical Corrections," and reported the change as specified by APB Opinion No. 20. The application of this accounting change is reflected as a charge in the statements of operations as a cumulative effect type accounting change. In accordance with FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements" the effect of the accounting principle change is reported as a restatement of the first quarter of 1996 as if the change were made in the first quarter of 1996. With respect to originally reported amounts, this restatement is reflected as an increase in income tax expense of $11,666,000, a decrease in amortization expense of $264,000, an increase in loss from continuing operations of $11,402,000 and an increase in net loss of $11,402,000 or $1.00 per share. The changed amounts are included in the statement of operations for the six month period ended June 30, 1996. The effect of the change on the three-month period ended June 30, 1996 was to reduce net loss approximately $972,000 ($.08 per share) as a result of the reduced amount of goodwill being amortized.

The effect of the change on the first quarter of 1996 is as follows (in thousands):


                                               THREE MONTHS ENDED MARCH 31, 1996
                                               ---------------------------------
Net loss as originally reported                            $(22,508)
Effect of change in accounting principle to
  amortization expense                                          264
Effect of change in accounting principle to
  income tax expense                                        (11,666)
                                                           --------
       Net loss as restated                                $(33,910)
                                                           ========
Per Share Amounts:
       Net loss as originally reported                     $  (1.97)
       Effect of change in accounting principle               (1.00)
                                                           --------
       Net loss as restated                                $  (2.97)
                                                           ========

E. MERGER AND FACILITY INTEGRATION COSTS

As a result of the acquisitions of NEIC and Teleclaims in March 1996, the Company approved a plan that reorganized certain of its operations, personnel and facilities to gain the effects of potential cost savings and operating synergies. The cost of this plan to integrate the acquired companies is being recognized as incurred in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and are not part of the purchase price allocation. The costs incurred in the three-and six-month periods ended June 30, 1996 associated with this plan of $282,000 and $1,884,000, respectively, represents exit costs associated with lease terminations, personnel costs, writedowns of impaired assets and other related costs that will be incurred as a direct result of the plan and are classified as merger and facility integration costs in the statements of operations. The employee groups to be terminated are accounting, marketing and certain areas of the systems and operations departments. The number of employees to be terminated is approximately 100, of which 37 employees had been terminated as of June 30, 1996. Adjustments made to the liability as of June 30, 1996 were approximately $615,000. The Company estimates that future costs to be charged to expense as incurred during fiscal year 1996 to approximate $1,100,000 to $2,100,000.

Merger and facility integration costs consist of the following (in thousands):


                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                             JUNE 30, 1996      JUNE 30, 1996
                                           ------------------  ----------------
Acquired in process technology charge-off         $  0             $30,700
Facility integration costs                         282               2,166
                                                  ----             -------
Total merger and facility integration costs       $282             $32,866
                                                  ====             =======

F. EMC LOSSES

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

In connection with the closing, the Company paid $250,000 for an option to purchase the remainder of the capital stock of EMC for $2,680,000, subject to increase upon the achievement of certain performance objectives, and also entered into a management agreement to provide management services to EMC (the "Management Agreement"). Under the terms of the Management Agreement, the Company agreed to fund certain operating costs of EMC in the form of advances. The Management Agreement could be terminated by the Company at any time on 60 days written notice, at which time the option would be terminated. The Company gave notice to terminate the Management Agreement on January 31, 1996. The Company was committed through March 31, 1996 to continue to fund certain operating costs of EMC. The loss in EMC for the three-and six-month periods ended June 30 was $105,000 and $540,000, respectively, for 1996 and $100,000
and $375,000, respectively, for 1995.   The loss for the three-and six-month
periods ended June 30, 1996 is classified as an operating expense because the Company now accounts for the EMC investment on the cost method of accounting and has discontinued accounting for such investment on the equity method as it had done previously.

In March 1996, StellarNet filed a lawsuit in the Superior Court of the State of California for the City and County of San Francisco against the Company. This lawsuit asserts claims for breach of contract and negligent conduct.
StellarNet seeks unspecified compensatory damages, plus attorneys fees and court costs. The Company has denied each of StellarNet's claims and has filed counterclaims for fraudulent inducement and misrepresentation against StellarNet. The Company believes these claims of StellarNet are without merit and intends to vigorously defend itself. No estimate of a possible loss or range of loss can be estimated.

With the exception of the ongoing litigation expenses associated with the defense of the lawsuit filed by StellarNet, Inc., the majority stockholder of EMC, over the termination of the management agreement, the Company does not anticipate additional losses from the EMC management agreement or investment which would be material to its operations.

G. DISCONTINUED OPERATIONS

On June 6, 1995, the Company completed the merger between the Company and First Data Corporation ("FDC"). Pursuant to a management services agreement entered into in connection with the merger, the Company is receiving a fee from FDC of $1,500,000 per annum, payable in quarterly installments of $375,000, during the first two years following the merger, after which period such fees are anticipated to end. Management fees of $375,000 and $750,000 for the three- and six- month periods ended June 30, 1996 are classified in the revenues caption in the statements of operations.

The net assets of the financial services electronic transaction processing business was merged with and into FDC under the terms of the merger agreement and were accounted for as discontinued operations. Certain reclassifications were made to the statements of operations for the three- and six-month periods ended June 30, 1995 to reflect such operations as discontinued operations.

H.   SUBSEQUENT EVENT

On August 13, 1996, the Company completed the sale of 3,320,000 shares of common stock at $26.50 per share in an underwritten public offering. The net proceeds to the Company of approximately $83,064,000 have been used to retire its $25,000,000 term loan and repay all amounts outstanding under its $25,000,000 revolving credit facility. The remaining proceeds will be used for general corporate purposes, including funding the increased working capital requirements of the Company generated by growth and for possible strategic acquisitions.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

ENVOY provides electronic processing services primarily for the health care market. This includes submission for adjudication of insurance and other third-party reimbursement claims for pharmacies, physicians, hospitals and dentists, and, since 1994, providing clearinghouse services for batch processing of medical and dental reimbursement claims.

On June 6, 1995, the Company completed the sale through a merger of its financial transaction processing business to First Data Corporation ("First Data"). For accounting purposes, the health care transaction processing business is treated as continuing operations, while the financial transaction processing business is treated as discontinued operations.

In March 1996, the Company acquired Teleclaims, Inc. ("Teleclaims") and National Electronic Information Corporation ("NEIC") (the "Acquired Businesses"). Both of these acquisitions were accounted for under the purchase method of accounting and, as a result, the Company has recorded the assets and liabilities of both companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. The financial statements presented herein reflect the operations of the Acquired Businesses for the period after their respective dates of acquisition.

Revenues are principally derived from (i) transaction processing services to the health care market which are generally paid for by the health care providers and (ii) commercial claim processing services provided to third-party payors which are usually paid for by the payors. Revenues are generally earned on a per transaction basis and are generally based upon the number of transactions processed, rather than the transaction volume per customer.
A small portion of ENVOY's revenues are derived from the sale and lease of point-of-sale devices, customer support, on-site training and installation, and annual participation fees.

The table below shows transactions processed by ENVOY for the periods represented (in thousands):


               Three Months Ended June 30,     Six Months Ended June 30,
               ---------------------------     -------------------------
                   1996            1995           1996           1995
                  -------          ------       --------        -------
Pharmacy          111,753          85,803        219,354        175,484
Non-pharmacy       36,570           3,766         49,722          6,176
                  -------          ------        -------        -------
Transactions      148,323          89,569        269,076        181,660
                  =======          ======        =======        =======

The total transactions reflected above include the transactions of the Acquired Businesses from the date of acquisition through the end of the second quarter of 1996. Had the acquisitions of the Acquired Businesses occurred as of January 1, 1995, total transactions for the six-month period ended June 30, 1996 would have been 289.1 million compared to 221.5 million for the comparable 1995 period.

RESULTS OF OPERATIONS

Revenues: Revenues for the three- and six- month periods ended June 30, 1996 were $19,590,000 and $29,920,000 respectively. Reported revenues for the same periods in 1995 were $6,155,000 and $13,078,000. The increase is primarily attributable to revenues from the Acquired Businesses, which contributed $12,221,000 and $15,535,000 to revenues in the three- and six-month periods ended June 30, 1996, respectively. Contributing to the revenue growth in the second quarter was a 19.9% increase in ENVOY's pre-acquisition revenue over the second quarter of 1995. This is attributable to the 24.1% increase in total transactions (not including the Acquired Businesses) in the second quarter of 1996 over the second quarter of 1995. Hardware sales for the second quarter of 1996 were $266,000 vs. $143,000 in the same period of 1995. Hardware sales for the six month period ended June 30, 1996 and 1995 were $444,000 and

$1,130,000, respectively. The decrease for the six month period is attributable to a large one-time hardware sale in the prior year.

Cost of Revenues: Cost of revenues includes the cost of communications, computer operations, product development and customer support as well as the cost of hardware sales. In addition, the Acquired Businesses' cost of revenues includes payments to third parties for transaction processing volume. Cost of revenues in the second quarter of 1996 was $9,748,000 compared to $3,548,000 in the same quarter last year. As a percent of revenue, cost of revenue was 49.8% for the quarter ended June 30, 1996 compared to 57.6% for the quarter ended June 30, 1995. Cost of revenues for the six-month period ended June 30, 1996 and 1995 were $15,051,000 or 50.3% of revenue and $7,817,000 or 59.8% of revenue, respectively. The improvement is almost exclusively attributable to the inclusion of the Acquired Businesses' results which historically have experienced higher profit margins than those of ENVOY's pre-acquisition business.

Selling, General and Administrative Expenses: Selling, general and administrative expenses include marketing, finance, accounting and administrative costs. Selling, general, and administrative expenses for the second quarter of 1996 were $4,906,000 compared to $2,069,000 for the second quarter of 1995, an increase of 137%. Selling, general and administrative expense for the six months ended June 30, 1996 were $7,903,000 compared to $4,195,000 for the same period in 1995, an increase of 88%. Selling, general and administrative expenses increased as a result of the inclusion of the Acquired Businesses and the additional costs incurred by ENVOY in anticipation of the merging of NEIC's corporate functions into ENVOY. As a percentage of revenues, selling, general and administrative expenses were 25.0% and 33.6% for the second quarter ended June 30, 1996 and 1995, respectively, and 26.4% and 32.1% for the six-month period ended June 30, 1996 and 1995, respectively.

Depreciation and Amortization: Depreciation and amortization expense relates primarily to host computers, communications equipment, goodwill and other identifiable intangible assets. Depreciation and amortization expense for the second quarter of 1996 was $5,315,000 compared to $572,000 for the same period in 1995. Depreciation and amortization expense for the six-month period ended June 30, 1996 and 1995 was $7,370,000 and $1,132,000, respectively. The increase is primarily the result of the amortization of goodwill and other intangibles of $4,136,000 and $5,251,000 related to the Acquired Businesses for the three- and six-month periods ended June 30, 1996, respectively. Depreciation and amortization increased further as the result of the addition of host computer systems in connection with the expansion of the Company's transaction processing capabilities. The Company will amortize goodwill of $35.6 million associated with the Acquired Businesses over the three year period following the acquisitions. In addition, ENVOY will amortize identifiable intangibles of $19.9 million over two to nine year time periods, as applicable.

Merger and Facility Integration Costs: ENVOY recognized merger and facility integration costs in the three- and six-month periods ended June 30, 1996 of $282,000 and $32,866,000, respectively. This represents $282,000 of facility integration costs for the second quarter of 1996 and a one-time charge of acquired in process technology of $30,700,000 and facility integration costs of $2,166,000 in the six-month period ended June 30, 1996. The Company anticipates it will incur additional facility integration costs of up to $2,100,000 over the remaining two quarters of 1996.

EMC Losses: The Company acquired 17.5% of the Common Stock of EMC* Express, Inc. ("EMC") in January 1995. In conjunction with the purchase of the stock of EMC, the Company entered into a management agreement which required ENVOY to fund certain operating costs of EMC. Notice was given to terminate this management agreement on January 31, 1996. During the second quarter of 1996, the Company recognized losses of $105,000 for funding certain of EMC operations and $540,000 of losses for the six-month period ended June 30, 1996. Such losses are recorded as an operating expense because the Company now accounts for its investment in EMC on the cost method of accounting and has discontinued accounting for such investment on the equity method as it had done previously. Except for ongoing litigation expenses associated with the defense of the lawsuit filed by StellarNet, Inc., the majority stockholder of EMC, over the termination of the management agreement, the Company does not anticipate additional losses from the EMC management agreement or investment which would be material to its operations. The loss in investee in the second quarter of 1995 was $100,000 and $375,000 for the six-month period ended June 30, 1995. See Note F to the June 30, 1996 Unaudited Condensed Consolidated Financial Statements.

Net Interest Expense: ENVOY recorded net interest expense for the quarter ended June 30, 1996 of $1,061,000 compared to $6,000 of net interest expense for the second quarter of 1995. Net interest expense for the six-month period ended June 30, 1996 and 1995 was $1,467,000 and $4,000 of net interest income, respectively. The increase in net interest expense is the result of the borrowings under the Company's credit facilities used to finance the purchase of the Acquired Businesses as well as interest associated with the 9% $10,000,000 principal amount of convertible subordinated notes issued in June 1995 (the "Convertible Notes").

Income Tax Benefit (Provision): The Company's income tax benefit in the second quarter of 1996 was $410,000 compared to an income tax expense of $30,000 in the same period last year. The income tax expense for the six months ended June 30, 1996 was $50,000 compared to zero for the six-month period ended June 30, 1995. The tax benefit recorded in the second quarter was a change in the annual estimated tax rate and a reversal of the provision previously booked. The tax provision booked in the six-month period ended June 30, 1996 is a provision related to certain state income taxes.

Change in Accounting Principle: At the consummation dates of the acquisitions of NEIC and Teleclaims, the Company provided $11,400,000 and $266,000 of deferred income taxes related to the write-off of acquired in-process technology for NEIC and Teleclaims, respectively. However, subsequent to these acquisitions, at the May 23, 1996 FASB Emerging Issues Task Force ("EITF") meeting, the EITF reached a consensus that the write-off of amounts assigned for financial reporting purposes to acquired in-process research and development occurs prior to the measurement of deferred income taxes in a purchase business combination. Accordingly, the EITF concluded that deferred income taxes are not provided on the initial differences between the amounts assigned for financial reporting and tax purposes, and the in-process research and development is charged to expense on a gross basis at the time of acquisition.

The Company has decided to make a change in accounting principle to conform with the consensus of the EITF. Since the consensus does not specify the manner of reporting a change in accounting principle, the Company accounted for such change in accordance with Statement of Financial Accounting Standards No. 111, "Rescission of FASB Statement No. 32 and Technical Corrections," and reported the change as specified by APB Opinion No. 20. The application of this accounting change is reflected as a charge in the statements of operations as a cumulative effect type accounting change. In accordance with FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements" the effect of the accounting principle change is reported as a restatement of the first quarter of 1996 as if the change were made in the first quarter of 1996. With respect to originally reported amounts, this restatement is reflected as an increase in income tax expense of $11,666,000, a decrease in amortization expense of $264,000, an increase in loss from continuing operations of $11,402,000 and an increase in net loss of $11,402,000 or $1.00 per share. The changed amounts are included in the statement of operations for the six month period ended June 30, 1996. The effect of the change on the three month period ended June 30, 1996 was to reduce net loss approximately $972,000 ($0.08 per share) as a result of the reduced amount of goodwill being amortized.

LIQUIDITY AND CAPITAL RESOURCES

ENVOY has incurred operating losses since its health care transaction processing business commenced operations in 1989. The operating losses have resulted from ENVOY's substantial investment in its health care transaction processing business coupled with a disproportionate amount of overhead and fixed costs. Historically, health care losses have been funded by earnings from the Company's more mature financial business, which had a substantially higher transaction volume and revenue base. The viability of ENVOY requires continued expansion of the number of transactions processed to generate greater revenue. While ENVOY believes that it is beginning to generate sufficient revenues to cover operating expenses and the costs of planned expansion, there can be no assurance that sufficient income will be generated from operations to cover such costs and expenses. ENVOY believes that the additional transaction volume from the Acquired Businesses, coupled with potential costs savings and operating synergies that ENVOY believes it may realize from the integration of the Acquired Businesses, will result in improved operating results; however, there are no assurances that such cost savings or synergies will be realized or that profitability can be obtained or maintained.

In June 1995, the Company issued the $10,000,000 Convertible Notes to First Data. The entire $10,000,000 principal amount of the Convertible Notes remains outstanding and is due in June 2000. The Convertible Notes are convertible at the election of the holders into shares of Common Stock. The current conversion price is equal to $10.52 per share.

In March 1996, the Company completed the purchase of the Acquired Businesses. Teleclaims was acquired by the Company on March 1, 1996, for 73,242 shares of Common Stock. On March 6, 1996 ENVOY acquired NEIC for $94,301,000 consisting of $86,154,000 that was paid at closing to the stockholders of NEIC, $2,200,000 paid to certain stockholders of NEIC on August 1, 1996 and certain other transaction and acquisition expenses of $5,947,000. The NEIC acquisition was financed through equity issuances of 333,333 shares of Common Stock for $5,000,000, 3,730,233 shares of Series B Preferred Stock for $40,100,000 and a new credit facility of $50,000,000. The new credit facility provides financing through a $25,000,000 term loan and a $25,000,000 revolving line of credit. In addition to funding the merger consideration, the proceeds of the credit facilities were used to fund capital expenditures, merger expenses and working capital requirements.

Loans made pursuant to the credit facilities bear interest at varying rates based on an index to the lender's prime rate or the 30, 60 or 90 day LIBOR.
The borrowings under the revolving credit facility of $5.9 million and $5.0 million currently bear interest at 9.25% (the lenders' "Base Rate" as defined in the Credit Facilities plus 1.50%) and 7.98% (LIBOR as defined in the credit facilities plus 3%), respectively. The borrowings under the term loan bear
interest at 7.98% (LIBOR as defined plus 3.0%).   The credit facilities were
subject to a one-time facility fee of $1.0 million and an annual administrative fee of $20,000. The revolving credit facility requires an annualized commitment fee of 0.375% of its average daily unused portion. The term loan is payable in quarterly installments varying in amount from $1,000,000 to $2,250,000. The term loan is required to be prepaid with 100% of the net proceeds from any sales of assets in excess of $500,000 per year and 50% of the net proceeds of the issuance of any equity securities. The total amount outstanding under the Credit Facilities is due and payable in full on March 31, 2000. The credit facilities contain financial covenants applicable to ENVOY and its subsidiaries including the debt/cash flow ratio, ratios of debt to capital and cash flow to interest expense and certain restrictions on capital expenditures.

The credit facilities are secured by guarantees from all existing and future ENVOY subsidiaries and by security interests in all of the stock, promissory notes and other assets of ENVOY. ENVOY and its subsidiaries are subject to certain restrictions relating to payment of dividends and other distributions, asset acquisitions, incurrence of debt, investments, consolidations and mergers and other restrictive provisions. On June 30, 1996 the Company had a balance of $25,000,000 outstanding under the term loan and $10,900,000 outstanding under the revolving line of credit.

On August 13, 1996, the Company completed the sale of 3,320,000 shares of common stock at $26.50 per share in an underwritten public offering. The net proceeds to the Company of approximately $83,064,000 have been used to retire its $25,000,000 term loan and repay all amounts outstanding under its $25,000,000 revolving credit facility. The Company is currently negotiating an amended credit agreement to provide up to $100,000,000 of available credit.
The remaining net proceeds from the offering will be used for general corporate purposes, including funding the increased working capital requirements of the Company generated by growth and for possible strategic acquisitions.

ENVOY purchases additional computer hardware and software products from time to time as required by the growth of its customer base. ENVOY incurred capital expenditures of approximately $916,000 and $2,383,000 in the three-and six-month periods ending June 30, 1996, respectively, primarily for computer hardware and software products used for the expansion of the health care transaction processing function. The Company anticipates that its total capital expenditures for 1996, including amounts expended in the first half of the year, will be approximately $5,000,000 to $6,000,000 and will be incurred primarily for data processing equipment considered necessary because of anticipated increased transaction volumes and to upgrade network technology.

In connection with the Acquired Businesses, ENVOY identified five projects aggregating $30,700,000 that were classified as in-process technology for which technological feasibility had not been established and alternative future use did not exist. The cost to complete these projects into commercially viable products is estimated at $2,200,000 and is expected to be incurred during the next two fiscal years. There can be no assurance that these projects can be completed during this time frame or for such amounts.

ENVOY has executed a non-binding letter of intent dated June 13, 1996, to acquire substantially all of the assets of a small hospital-based software company for an aggregate purchase price of $2,100,000 in cash. The transaction is not expected to be material to ENVOY's financial condition or results of operation and is subject to, among other things, completion of due diligence, execution of a definitive acquisition agreement and receipt of all necessary consents and approvals. From time to time, the Company has engaged and will continue to engage in acquisition discussions with other health care information businesses and other companies complimentary to its business. In the event the Company engages in such other acquisitions in the future, its currently available capital resources may not be sufficient for such purposes and the Company may be required to incur additional indebtedness or issue additional capital stock, which could result in dilution to existing investors.

Based on current operations, anticipated capital needs to fund known expenditures and the pending acquisition, the Company believes its current liquidity position coupled with the proceeds of the offering, cash flow from operations and a revised credit facility of up to $50.0 million of available credit will provide the capital resources necessary to meet its liquidity and cash flow requirements over the next twelve months, including the Company's current short-term obligations. The Company believes that present funding sources will provide the ability to meet long-term obligations as they mature.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. - In March 1996, StellarNet, Inc. filed a lawsuit in the Superior Court of the State of California for the City and County of San Francisco against the Company. This lawsuit asserts claims for breach of contract and negligent conduct. StellarNet seeks unspecified compensatory damages, plus attorneys fees and court costs. The Company has denied each of Stellar Net's claims and has filed counterclaims for fraudulent inducement and misrepresentation against Stellar Net. The Company believes these claims of StellarNet are without merit and intends to vigorously defend itself. No estimate of a possible loss or range of loss can be estimated.

Item 2.  Changes in Securities. - Not Applicable

Item 3.  Defaults Upon Senior Securities. - Not Applicable

Item 4. Submission of Matter to a Vote of Security Holders. - The Company held its Annual Meeting of Shareholders on June 11, 1996 (the "Annual Meeting"). At the annual meeting the shareholders of the Company voted to elect three (3) Directors, Jim D. Kever, Laurence E. Hirsch and William E. Ford, for three-year terms and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for, against and withheld/abstained with respect to each of the nominees:



         Nominee            For         Against        Abstained
         -------            ---         -------        ---------
Jim D. Kever             10,085,804        0             70,281
Laurence E. Hirsch        9,338,549        0            817,536
William E. Ford          10,065,004        0             91,081

In addition, the shareholders of the Company voted to ratify the appointment of Ernst & Young LLP as the independent public accountants for the Company in 1996. There were 10,117,464 votes cast for such proposal, 15,229 votes cast against such proposal and 23,392 abstaining with respect to such proposal.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ENVOY CORPORATION


Date:  August 14, 1996            By: /s/ Fred C. Goad
                                      -----------------------------------------
                                      Fred C. Goad
                                      President and Co-Chief Executive Officer


Date:  August 14, 1996            By: /s/ Kevin M. McNamara
                                      -----------------------------------------
                                      Kevin M. McNamara
                                      Vice President and Chief Financial Officer

                                Exhibit Index


       Exhibit 27    Financial Data Schedule (for SEC use only)