Form 10-Q
period 1996-09-30
ENVOY CORP /TN/
filed 1996-11-14
CIK 932277

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  SHARES OUTSTANDING AS OF NOVEMBER 14, 1996:

                                   15,173,739

                                     CLASS:

                      COMMON STOCK, NO PAR VALUE PER SHARE

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                ENVOY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                   September 30,         December 31,
ASSETS:                                                                 1996                1995
                                                                  --------------------------------------

CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                                  $        44,904        $           222
       SHORT-TERM INVESTMENTS                                                   -                  5,103
       ACCOUNTS RECEIVABLE-NET                                             17,986                  7,610
       INVENTORIES                                                          3,051                  2,092
       DEFERRED INCOME TAXES                                                  300                    300
       OTHER CURRENT ASSETS                                                   353                    465
                                                                  --------------------------------------
                     TOTAL CURRENT ASSETS                                  66,594                 15,792

PROPERTY AND EQUIPMENT, NET                                                15,468                 12,768

OTHER ASSETS                                                               50,886                  1,590

                                                                  --------------------------------------
TOTAL ASSETS                                                      $       132,948        $        30,150
                                                                  ======================================


LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
       ACCOUNTS PAYABLE                                           $         4,645        $           388
       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                       7,490                  4,127
       CURRENT PORTION OF LONG TERM DEBT                                      110                      -
                                                                  --------------------------------------
                     TOTAL CURRENT LIABILITIES                             12,245                  4,515

LONG TERM DEBT, LESS CURRENT PORTION                                       10,151                 10,000

DEFERRED INCOME TAXES                                                       2,556                    300

SHAREHOLDERS' EQUITY:
       PREFERRED STOCK-No par value;
         authorized, 12,000,000 shares;
         issued, 3,730,233 in 1996                                         40,100                      -
       COMMON STOCK-No par value; authorized,
         48,000,000 shares; issued, 15,099,287 and
         11,289,421 in 1996 and 1995, respectively                        101,140                 11,289
       ADDITIONAL PAID-IN CAPITAL                                           7,155                  7,155
       ACCUMULATED DEFICIT                                                (40,399)                (3,109)
                                                                  --------------------------------------
                     TOTAL SHAREHOLDERS' EQUITY                           107,996                 15,335
                                                                  --------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $       132,948        $        30,150
                                                                  ======================================



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                ENVOY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                             1996          1995               1996          1995
                                                         ---------------------------      ----------------------------
REVENUES                                                 $      21,502  $      6,321      $     51,422   $     19,399

OPERATING COSTS AND EXPENSES:
        COST OF REVENUES                                        10,773         3,727            25,824         11,544
        SELLING, GENERAL AND ADMINISTRATIVE                      5,124         1,889            13,027          6,084
        DEPRECIATION AND AMORTIZATION                            5,538           673            12,908          1,805
        MERGER AND FACILITY INTEGRATION COSTS                    1,398             -            34,264              -
        EMC LOSSES                                                   -             -               540              -
                                                          ------------  ------------      ------------   ------------
OPERATING  INCOME (LOSS)                                        (1,331)           32           (35,141)           (34)

OTHER INCOME (EXPENSE):
        INTEREST INCOME                                            353           175               520            251
        INTEREST EXPENSE                                          (706)         (216)           (2,340)          (288)
                                                          ------------  ------------      ------------   ------------
                                                                  (353)          (41)           (1,820)           (37)

LOSS FROM CONTINUING OPERATIONS BEFORE
        INCOME TAXES AND LOSS IN INVESTEE                       (1,684)           (9)          (36,961)           (71)

INCOME TAX PROVISION                                               279             -               329              -

LOSS IN INVESTEE                                                     -           320                 -            695
                                                          ------------  ------------      ------------   ------------
LOSS FROM CONTINUING OPERATIONS                                 (1,963)         (329)          (37,290)          (766)

DISCONTINUED OPERATIONS:
        LOSS FROM DISCONTINUED OPERATIONS,
          NET OF INCOME TAXES                                        -             -                 -         (2,274)
                                                          ------------  ------------      ------------   ------------
LOSS FROM DISCONTINUED OPERATIONS                                    -             -                 -         (2,274)
                                                          ------------  ------------      ------------   ------------
NET LOSS                                                  $     (1,963) $       (329)     $    (37,290)  $     (3,040)
                                                          ============  ============      ============   ============

NET LOSS PER COMMON SHARE:
        CONTINUING OPERATIONS                             $      (0.14) $      (0.03)     $      (3.04)  $      (0.07)
        DISCONTINUED OPERATIONS                                     -             -                 -           (0.20)
                                                          ------------  ------------      ------------   ------------
        NET LOSS PER COMMON SHARE                         $      (0.14) $      (0.03)     $      (3.04)  $      (0.27)
                                                          ============  ============      ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                             13,704        11,085            12,285         11,236
                                                          ============  ============      ============   ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              ENVOY CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                               1996           1995
                                                                           -------------  ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $          34  $        360

INVESTING ACTIVITIES:
NET DECREASE IN INVESTMENTS                                                        7,842         3,449
PURCHASES OF PROPERTY AND EQUIPMENT                                               (3,240)       (6,513)
PAYMENTS RECEIVED ON NOTES RECEIVABLE                                                334         1,833
DECREASE (INCREASE) IN OTHER ASSETS                                                  (54)        1,963
PAYMENTS FOR BUSINESSES ACQUIRED, NET OF $4,787
  CASH ACQUIRED AND INCLUDING OTHER CASH PAYMENTS
  ASSOCIATED WITH THE ACQUISITIONS                                               (85,294)            -
SETTLEMENT OF DISCONTINUED OPERATIONS                                                  -       (14,696)
                                                                           -------------  ------------

NET CASH USED IN INVESTING ACTIVITIES                                            (80,412)      (13,964)

FINANCING ACTIVITIES:
PROCEEDS FROM ISSUANCE OF PREFERRED STOCK                                         40,100             -
PROCEEDS FROM ISSUANCE OF COMMON STOCK                                            88,354           454
PROCEEDS FROM DEBT                                                                43,900        10,000
REPAYMENTS OF DEBT                                                               (43,994)       (1,120)
REDEMPTION OF PREFERRED STOCK                                                     (2,100)            -
PAYMENT OF DEFERRED FINANCING COSTS                                               (1,200)            -
                                                                           -------------  ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        125,060         9,334
                                                                           -------------  ------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   44,682        (4,270)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                               222         4,270
                                                                           -------------  ------------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                         $      44,904  $          -
                                                                           =============  ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               ENVOY CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996

A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ENVOY Corporation (the "Company" or "ENVOY") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

These financial statements, footnote disclosures and other information should be read in conjunction with the audited financial statements and the accompanying notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made in the 1995 financial statements to conform to the classifications in 1996.

B. NET LOSS PER COMMON SHARE

Net loss per common share has been computed by dividing net loss by the weighted average number of shares of common stock.

C. ACQUISITIONS

NATIONAL ELECTRONIC INFORMATION CORPORATION ("NEIC")

On March 6, 1996, the Company's shareholders approved the acquisition of NEIC for an aggregate purchase price of approximately $94,301,000, consisting of (i) $86,154,000 paid to the NEIC stockholders, (ii) $2,200,000 paid to certain NEIC stockholders on August 1, 1996 and (iii) certain other transaction and acquisition costs of $5,947,000. The NEIC business combination was accounted for under the purchase method of accounting, applying the provisions of Accounting Principles Board Opinion No. 16 ("APB 16") and, as a result, the Company recorded the assets and liabilities of NEIC at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Based upon management's preliminary estimates, the Company recorded $36,239,000 in goodwill and $19,600,000 of identifiable intangible assets related to the NEIC acquisition. The actual allocations will be based on further studies and may change during the allocation period, generally one year following the date of acquisition. The operations of NEIC are included in the statement of operations from the date of acquisition.

In connection with the NEIC acquisition, the Company incurred a one time write-off of acquired in-process technology of $30,000,000 and such amount was charged to expense in the three months ended March 31, 1996, because this amount relates to research and development that had not reached technological feasibility and for which there was no alternative future use. The $30,000,000 is classified as merger and facility integration costs in the statement of operations.

The NEIC acquisition was financed through equity and debt financing. An aggregate of 3,730,233 shares of the Company's Series B Convertible Preferred Stock were issued to three investors for a total purchase price of $40,100,000. Additionally, the Company issued 333,333 shares of the Company's Common Stock (the "Common Stock") to various investors for an aggregate purchase price of $5,000,000. The Company also entered into a credit agreement, whereby the Company obtained $50,000,000 in bank financing in the form of a $25,000,000 revolving credit facility and a $25,000,000 term loan. An additional 840 shares of NEIC cumulative redeemable preferred stock were redeemed by the Company on August 1, 1996 at a redemption price of approximately $2,200,000.

TELECLAIMS, INC. ("TELECLAIMS")

On March 1, 1996, the Company acquired all the issued and outstanding capital stock of Teleclaims in exchange for 73,242 shares of Common Stock yielding a purchase price of approximately $1,500,000. The Teleclaims business combination was accounted for under the purchase method of accounting applying the provisions of APB 16 and, as a result, the Company recorded the assets and liabilities at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Goodwill and identifiable intangibles in the amount of $578,000 were recorded in connection with the acquisition of Teleclaims. Also recorded as part of the Teleclaims acquisition was a one time write-off of acquired in-process technology of $700,000 and such amount was charged to expense in the three months ended March 31, 1996, because this amount related to research and development that had not reached technological feasibility and for which there was no alternative future use. The $700,000 is classified as merger and facility integration costs in the statement of operations. The allocation is based on management's preliminary estimates. The actual allocations will be based upon further studies and may change during the allocation period, generally one year following the date of acquisition. The operations of Teleclaims are included in the statement of operations from the date of acquisition.

Goodwill and other identifiable intangible assets acquired in the NEIC and Teleclaims acquisitions are amortized on a straight-line basis over a period of two to nine years depending upon the estimated remaining useful life of such assets.

The following presents unaudited pro forma results of operations (including the one-time write-off of acquired in-process technology) for the nine month period ended September 30, 1996 and 1995 assuming the NEIC and Teleclaims acquisitions had been consummated at the beginning of the periods presented (in thousands, except per share data):


                                             Nine Months Ended September 30,
                                             -------------------------------
                                               1996                  1995
                                             --------               --------
Revenues                                     $ 59,608               $ 48,183
Loss from continuing operations               (37,806)               (44,625)
Net loss                                      (37,806)               (46,899)
Loss per common share:
   Continuing operations                     $  (3.01)              $  (3.83)
   Discontinued operations                       0.00                  (0.20)
                                             --------               --------
   Net loss                                  $  (3.01)              $  (4.03)
                                             ========               ========

NATIONAL VERIFICATION SYSTEMS, L. P.  ("NVS")

On September 13, 1996, the Company completed the acquisition of certain assets and liabilities of NVS for $2,500,000 in cash. The NVS acquisition was accounted for under the purchase method of accounting applying the provisions of APB 16 and, as a result, the Company recorded the assets and liabilities at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Based on managment's preliminary estimates, the Company recorded $1,829,000 of goodwill and other identifiable intangible assets related to the NVS acquisition. The actual allocation will be based on further studies and may change during the allocation period, generally one year following the date of acquisition. NVS' results of operations are included in the statement of operations from the date of acquisition.

D. MERGER AND FACILITY INTEGRATION COSTS

As a result of the acquisitions of NEIC and Teleclaims in March 1996, the Company approved a plan that reorganized certain of its operations, personnel and facilities to gain the effects of potential cost savings and operating synergies. The cost of this plan to integrate the acquired companies is being recognized as incurred in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and are not part of the purchase price allocation. The costs incurred in the three-and nine month periods ended September 30, 1996 associated with this plan of $1,398,000 and $3,564,000, respectively, represents exit costs associated with lease terminations, personnel costs, writedowns of impaired assets and other related costs that will be incurred as a direct result of the plan and are classified as merger and facility integration costs in the statements of operations. The employee groups to be terminated are accounting, marketing and certain areas of the systems and operations departments. The number of employees to be terminated is approximately 120, of which 86 employees had been terminated as of September 30, 1996. Adjustments made to the liability as of September 30, 1996 were approximately $731,000. The Company estimates that future costs to be charged to expense as incurred during fiscal year 1996 will be approximately $1,000,000.

Merger and facility integration costs consist of the following (in thousands):


                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30, 1996    SEPTEMBER 30, 1996
                                             ------------------    ------------------
Acquired in process technology charge-off          $    0               $30,700
Facility integration costs                          1,398                 3,564
                                                   ------               -------
Total merger and facility integration costs        $1,398               $34,264
                                                   ======               =======

E. EMC* EXPRESS, INC. ("EMC")

On January 28, 1995, the Company purchased 17.5% of the capital stock of EMC for approximately $570,000. In connection therewith, the Company paid $250,000 for an option to purchase the remainder of the capital stock of EMC (the "Option"), and also entered into a management agreement to provide management services to EMC (the "Management Agreement"). Under the terms of the Management Agreement, the Company agreed to fund certain operating costs of EMC in the form of advances. The Management Agreement could be terminated by the Company at any time on 60 days written notice, at which time the Option would be terminated. The Company gave notice to terminate the Management Agreement on January 31, 1996. Based on the Company's decision to terminate the Management Agreement, the Company discontinued the equity method of accounting for EMC and began accounting for the investment on a cost basis. Accordingly, losses related to EMC in 1996 have been charged to operating expenses. The Company was committed through March 31, 1996 to continue to fund certain operating costs of EMC. The EMC losses for the three-and nine-month periods ended September 30 were $-0- and $540,000, respectively, for 1996 and $320,000 and $695,000, respectively, for 1995.

Following the termination of the Management Agreement and the Option, the majority shareholder of EMC filed a lawsuit in March 1996 against the Company asserting claims for breach of contract and negligent conduct. On October 18, 1996, ENVOY settled this lawsuit and completed the acquisition of the remaining 82.5% interest in EMC for approximately $2,000,000 in cash. Settlement costs of $300,000 associated with this litigation are included in selling, general and administrative expenses for the three-month period ending September 30, 1996.

F. DISCONTINUED OPERATIONS

On June 6, 1995, the Company completed a merger of its financial transaction processing business to First Data Corporation ("First Data"). Pursuant to a management services agreement entered into in connection with the merger, the Company is receiving a fee from First Data of $1,500,000 per annum, payable in quarterly installments of $375,000, during the first two years following the merger, after which period such fees are anticipated to end. Management fees of $375,000 and $1,125,000 for the three- and nine- month periods ended September 30, 1996 are classified in revenues in the statements of operations. First Data has asserted certain indemnification claims against ENVOY in connection with the First Data merger. Pending resolution of these claims, First Data has withheld certain payments due ENVOY under the management services agreement. ENVOY is currently evaluating the validity of such claims.

The net assets of the financial services electronic transaction processing business were merged with and into First Data and were accounted for as discontinued operations. Certain reclassifications were made to the statements of operations for the three- and nine-month periods ended September 30, 1995 to reflect such operations as discontinued operations.

G. SECONDARY OFFERING

On August 13, 1996, the Company completed an underwritten public offering of 3,320,000 shares of the Common Stock at $26.50 per share. Of the approximately $83,000,000 in net proceeds to the Company, the $25,000,000 outstanding under the Company's term loan was retired and approximately $12,900,000 was used to repay all amounts outstanding under the $25,000,000 revolving credit facility. The remaining proceeds will be used for general corporate purposes, including funding the increased working capital requirements of the Company generated by the Company's growth and for possible strategic acquisitions.

H.  SUBSEQUENT EVENTS

On October 31, 1996, the Company acquired all of the issued and outstanding capital stock of Professional Office Systems, Inc., the electronic data interchange clearinghouse for Blue Cross and Blue Shield of the National Capital Area. The purchase price for the shares was approximately $6.4 million in cash and the assumption of certain liabilities. The acquisition was funded through available cash.

On November 7, 1996, the Company filed a registration statement with the Securities and Exchange Commission covering the offering of 321,289 shares of Common Stock pursuant to the demand of the current holders of the Company's $10,000,000 principal amount of 9% convertible subordinated notes (the "Convertible Notes") under a Registration Rights Agreement dated June 6, 1995. The Company has been advised by the holders of the Convertible Notes that they intend to convert $3,380,000 principal amount of the Convertible Notes into 321,289 shares of Common Stock so as to permit their sale pursuant to the registration statement. The Company will not receive any proceeds from the sale of the Common Stock offered thereunder.

On November 8, 1996, the Company amended its revolving credit facility to increase the amount of credit available thereunder to $50,000,000. The Company currently has no amounts outstanding under the amended credit facility. Any outstanding borrowings made against the amended credit facility would bear interest at a rate equal to the Base Rate (as defined in the amended credit facility) or LIBOR. The total amount outstanding under the amended credit facility is due and payable in full on June 30, 2000. The amended credit facility contains financial covenants applicable to ENVOY and its subsidiaries including ratios of debt to capital, annualized EDITDA to annualized interest expense and certain other financial covenants customarily included in a credit facility of this type. ENVOY and its subsidiaries also are subject to certain restrictions relating to payment of dividends, acquisitions, incurrence of debt and other restrictive provisions. The amended credit facility is secured by substantially all of the assets of ENVOY and its subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis contains both historical and
        forward-looking information.   The Company undertakes no obligation to
        publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected in the forward-looking statements. Forward-looking statements may be significantly impacted by certain risks and uncertainties, including, but not limited to, transaction growth, margins and profitability, future operations, acquisition opportunities and others as described below.

OVERVIEW

ENVOY provides electronic processing services primarily for the health care market. This includes submission for adjudication of insurance and other third-party reimbursement claims for pharmacies, physicians, hospitals and dentists and, since 1994, providing clearinghouse services for batch processing of medical and dental reimbursement claims.

On June 6, 1995, the Company completed the sale through a merger of its financial transaction processing business to First Data Corporation ("First Data"). For accounting purposes, the health care transaction processing business is treated as continuing operations, while the financial transaction processing business is treated as discontinued operations.

During the first nine months of 1996, the Company completed three acquisitions. In March 1996, the Company acquired Teleclaims, Inc. ("Teleclaims") and National Electronic Information Corporation ("NEIC") and, in September 1996, acquired National Verification Systems, L.P. ("NVS") (collectively, the "Acquired Businesses"). These acquisitions were accounted for under the purchase method of accounting and, as a result, the Company has recorded the assets and liabilities of these companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. The financial statements presented herein reflect the operations of the Acquired Businesses for the period subsequent to their respective dates of acquisition.

Revenues are principally derived from (i) transaction processing services to the pharmacy and healthcare providers which are generally paid for by the health care providers and (ii) batch claim processing services provided to third-party payors which are usually paid for by the payors. Revenues are generally earned on a per transaction basis and are based upon the number of transactions processed, rather than the transaction volume per customer. A small portion of ENVOY's revenues are derived from the sale and lease of point-of-sale devices, customer support, on-site training and installation, and annual participation fees.

The table below shows transactions processed by ENVOY for the periods represented (in thousands):


               Three Months Ended September 30,    Nine Months Ended September 30,
              ----------------------------------  ----------------------------------
                     1996              1995             1996              1995
              ----------------  ----------------  ----------------  ----------------
Pharmacy           119,709            88,175           339,063           263,659
Non-pharmacy        39,324             4,411            89,046            10,586
                   -------            ------           -------           -------
Transactions       159,033            92,586           428,109           274,245
                   =======            ======           =======           =======

The total transactions reflected above include the transactions of NEIC and Teleclaims from the date of acquisition through the end of the third quarter of 1996. Had the acquisitions of NEIC and Teleclaims occurred as of January 1, 1995, total transactions for the nine-month period ended September 30, 1996 would have been 448.1 million compared to 336.7 million for the comparable 1995 period.

Recent Development: On October 31, 1996, the Company acquired all of the capital stock of Professional Office Systems, Inc., the EDI clearinghouse for Blue Cross and Blue Shield of the National Capital Area, for approximately $6.4 million in cash and the assumption of certain liabilities. In connection with the acquisition, the parties entered into an exclusive three-year outsourcing services agreement for the processing of healthcare EDI transactions.

RESULTS OF OPERATIONS

Three months ended September 30, 1996 as compared with three months ended September 30, 1995

Revenues: Revenues for the quarter ended September 30, 1996 were $21,502,000 compared to $6,321,000 for the same period last year. A portion of the increase is attributable to revenues from NEIC and Teleclaims, which contributed $12,690,000 to revenues in the three-month period ended September 30, 1996. Also contributing to the revenue growth in the third quarter of 1996 was a 43.2% increase in ENVOY's pre-acquisition transaction revenue over the third quarter of 1995 arising from the 36.6% increase in total transactions (not including the Acquired Businesses) in the third quarter of 1996 over the same period last year.

Cost of Revenues: Cost of revenues includes the cost of communications, computer operations, product development and customer support, as well as the cost of hardware sales. In addition, cost of revenues includes volume related payments to third parties for claims submitted. Cost of revenues in the third quarter of 1996 were $10,773,000 compared to $3,727,000 in the same quarter last year. As a percentage of revenue, cost of revenue was 50.1% for the quarter ended September 30, 1996 compared to 59.0% for the quarter ended September 30, 1995. The improvement as a percentage of revenue is almost exclusively attributable to the inclusion of the Acquired Businesses' results in the current year period, which historically have experienced higher profit margins than those of ENVOY's pre-acquisition business.

Selling, General and Administrative Expenses: Selling, general and administrative expenses include marketing, finance, accounting and administrative costs. Selling, general, and administrative expenses for the third quarter of 1996 were $5,124,000 compared to $1,889,000 for the third
quarter of 1995.   Selling, general and administrative expenses increased as a result of the inclusion of the Acquired Businesses and the additional costs incurred by ENVOY in anticipation of the integration of the Acquired Business' corporate functions into ENVOY. As a percentage of revenues, selling, general and administrative expenses were 23.8% and 29.9% for the third quarter ended September 30, 1996, and 1995, respectively. The improvement as a percentage of revenue is due to the substantial increase in revenues and operating synergies associated with the integration of the Acquired Businesses.

Depreciation and Amortization: Depreciation and amortization expense relates primarily to host computers, communications equipment, goodwill and other identifiable intangible assets. Depreciation and amortization expense for the third quarter of 1996 was $5,538,000 compared to $673,000 for the same period in 1995. The increase is primarily the result of the amortization of goodwill and other intangibles of $4,319,000 related to the Acquired Businesses.

Merger and Facility Integration Costs: ENVOY recognized merger and facility integration costs in the three-month period ended September 30, 1996 of $1,398,000. The Company anticipates it will incur additional facility integration costs of approximately $1,000,000 in the fourth quarter of 1996.

EMC Losses: The Company acquired 17.5% of the capital stock of EMC* Express, Inc. ("EMC") in January 1995. In conjunction therewith, the Company paid $250,000 for an option to purchase the remainder of the capital stock of EMC and also entered into a management agreement, which required ENVOY to fund certain operating costs of EMC. Notice was given to terminate this management agreement and the option on January 31, 1996. In the third quarter, the Company recognized no losses for funding EMC operations. EMC losses in the
third quarter of 1995 were $320,000.   On October 18, 1996, the Company settled
a lawsuit between the Company and the former majority stockholder of EMC and completed the acquisition of the remaining 82.5% interest in EMC for approximately $2,000,000 in cash. Settlement costs of $300,000 associated with this litigation are included in selling, general and administrative expense for the quarter ended September 30, 1996. See "Legal Proceedings."

Net Interest Expense: ENVOY recorded net interest expense for the quarter ended September 30, 1996 of $353,000 compared to $41,000 for the third quarter of 1995. The increase in net interest expense is the result of the borrowings under the Company's credit facilities used to finance the purchase of the Acquired Businesses, as well as interest associated with the $10,000,000 principal amount of 9% convertible subordinated notes issued in June 1995 (the "Convertible Notes"). These borrowings, both the $25,000,000 term loan and approximately $12,900,000 outstanding under the $25,000,000 revolving credit facility, were repaid in full with the proceeds from the Company's August 1996 public offering. See - "Liquidity and Capital Resources".

Income Tax Provision: The Company's income tax provision in the third quarter of 1996 was $279,000 compared to no provision in the same period last year. The income tax expense recorded in the third quarter is based upon estimated taxable income. Taxable income differs from book income as amortization of certain goodwill and identifiable intangibles are not deductible for income tax purposes.

Nine months ended September 30, 1996 as compared to nine months ended September 30, 1995

Revenues: Revenues for the nine-month period ended September 30, 1996 were $51,422,000 compared to $19,399,000 for the same period last year. A portion of the increase is attributable to revenues from NEIC and Teleclaims, which contributed $28,225,000 to revenues in the nine-month period ended September 30, 1996. Also contributing to the revenue growth for the nine months ended September 30, 1996 was a 20.6% increase in ENVOY's pre-acquisition transaction revenue over the same period in 1995 arising from a 30.3% increase in total transactions (not including the Acquired Businesses) for the same periods presented.

Cost of Revenues: Cost of revenues for the nine-month period ended September 30, 1996 and 1995 were $25,824,000 or 50.2% of revenue and $11,544,000 or 59.5%
of revenue, respectively. The improvement is almost exclusively attributable to the inclusion of the Acquired Businesses' results in the current year period, which historically have experienced higher profit margins than those of ENVOY's pre-acquisition business.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the nine months ended September 30, 1996 were $13,027,000 compared to $6,084,000 for the same period in 1995. Selling, general and administrative expenses increased as a result of the inclusion of the Acquired Businesses and the additional costs incurred by ENVOY in anticipation of the integration of the Acquired Business' corporate functions into ENVOY. As a percentage of revenues, selling, general and administrative expenses were 25.3% and 31.4% for the nine-month period ended September 30, 1996 and 1995, respectively. The improvement in selling, general and administrative expense as a percentage of revenue is due to the substantial increase in revenues and operating synergies associated with the integration of the Acquired Businesses.

Depreciation and Amortization: Depreciation and amortization expense for the nine-month period ended September 30, 1996 and 1995 was $12,908,000 and $1,805,000, respectively. The increase is primarily the result of the amortization of goodwill and other intangibles of $9,570,000 related to the Acquired Businesses.

Merger and Facility Integration Costs: ENVOY recognized merger and facility integration costs in the nine-month period ended September 30, 1996 of $34,264,000. This represents a one-time charge for acquired in process
technology of $30,700,000 and facility integration costs of $3,564,000.   The
Company anticipates it will incur additional facility integration costs of approximately $1,000,000 in the fourth quarter of 1996.

EMC Losses: The Company recognized a loss of $540,000 for funding certain of EMC operations for the nine-month period ended September 30, 1996. This loss was recorded as an operating expense. EMC losses were $695,000 for the nine-month period ended September 30, 1995. As a result of the settlement of the lawsuit between the Company and the former majority stockholder of EMC, settlement costs of $300,000 associated with this litigation are included in selling, general and administrative expense for the nine months ended September 30, 1996. See "Legal Proceedings."

Net Interest Expense: ENVOY recorded net interest expense for the nine-month periods ended September 30, 1996 and 1995 of $1,820,000 and $37,000, respectively. The increase in net interest expense is the result of the borrowings under the Company's credit facilities used to finance the purchase of the Acquired Businesses, as well as interest associated with the Convertible Notes. These borrowings, both the $25,000,000 term loan and approximately $12,900,000 outstanding under the $25,000,000 revolving credit facility, were repaid in full with the proceeds from the Company's August 1996
public offering.   See - "Liquidity and Capital Resources".

Income Tax Provision: The Company's income tax provision for the nine months ended September 30, 1996 was $329,000 compared to no provision for the nine-month period ended September 30, 1995. The income tax expense recorded is based upon estimated taxable income. Amortization of certain goodwill and identifiable intangibles are not deductible for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

ENVOY has incurred operating losses since its health care transaction processing business commenced operations in 1989. The operating losses have resulted from ENVOY's substantial investment in its health care transaction processing business coupled with a disproportionate amount of overhead and fixed costs. Historically, health care losses had been funded by earnings from the Company's more mature financial business, which had a substantially higher transaction volume and revenue base. ENVOY believes that the additional transaction volume from the Acquired Businesses, coupled with potential costs savings and operating synergies that ENVOY believes it may realize from the integration of the Acquired Businesses, will result in improved operating results; however, there are no assurances that such cost savings or synergies will be realized or that profitability can be obtained or maintained.

On August 13, 1996, the Company completed an underwritten public offering of 3,320,000 shares of Common Stock at $26.50 per share. Of the approximately $83,000,000 in net proceeds to the Company, the $25,000,000 outstanding under the Company's term loan was retired and approximately $12,900,000 was used to repay all amounts outstanding under the $25,000,000 revolving credit facility. The remaining proceeds will be used for general corporate purposes, including funding the increased working capital requirements of the Company generated by the Company's growth and for possible strategic acquisitions.

In June 1995, the Company issued the 9% Subordinated Convertible Notes. The entire $10,000,000 principal amount of the Convertible Notes remains outstanding and is due in June 2000. The Convertible Notes are convertible at the election of the holders into shares of Common Stock at a current conversion price of $10.52 per share. On November 7, 1996, the Company filed a registration statement with the Securities and Exchange Commission covering the offering of 321,289 shares of Common Stock pursuant to the demand of the current holders of the Convertible Notes under a Registration Rights Agreement dated June 6, 1995. The Company has been advised by the holders of the Convertible Notes that they currently intend to convert $3,380,000 principal amount of the Convertible Notes into 321,289 shares of Common Stock so as to permit their sale pursuant to the registration statement. The Company will not receive any proceeds from the sale of the Common Stock offered thereunder.

On November 8, 1996, the Company amended its revolving credit facility to increase the amount of credit available thereunder to $50,000,000. The Company currently has no amounts outstanding under the amended credit facility. Any outstanding borrowings made against the amended credit facility would bear interest at a rate equal to the Base Rate (as defined in the amended credit facility) or LIBOR. The total amount outstanding under the amended credit facility is due and payable in full on June 30, 2000. The amended credit facility contains financial covenants applicable to ENVOY and its subsidiaries including ratios of debt to capital, annualized EDITDA to annualized interest expense and certain other financial covenants customarily included in a credit facility of this type. ENVOY and its subsidiaries also are subject to certain restrictions relating to payment of dividends, acquisitions, incurrence of debt and other restrictive provisions. The amended credit facility is secured by substantially all of the assets of ENVOY and its subsidiaries.

ENVOY purchases additional computer hardware and software products from time to time as required by the growth of its customer base. ENVOY incurred capital expenditures of approximately $880,000 and $3,240,000 in the three-and nine-month periods ending September 30, 1996, respectively, primarily for computer hardware and software products used for the expansion of the health care transaction processing business. The Company anticipates that its total capital expenditures for 1996, including amounts expended in the first nine months of the year, will be approximately $4,500,000 to $5,000,000 primarily for data processing equipment considered necessary because of anticipated increased transaction volumes and to upgrade network technology.

In connection with the acquisitions of NEIC and Teleclaims, ENVOY identified five projects aggregating $30,700,000 that were classified as in-process technology for which technological feasibility had not been established and alternative future use did not exist. The cost to complete these projects into commercially viable products is estimated at $2,200,000 and is expected to be incurred during the next two fiscal years. There can be no assurance that these projects can be completed during this time frame or for such amounts.

From time to time, the Company has engaged and will continue to engage in acquisition discussions with other health care information businesses and other companies complementary to its business. In the event the Company engages in such other acquisitions in the future, its currently available capital resources may not be sufficient for such purposes and the Company may be required to incur additional indebtedness or issue additional capital stock, which could result in dilution to existing investors.

Based on current operations, anticipated capital needs to fund known expenditures and current acquisitions, the Company believes its available cash, cash flow from operations and the amended $50,000,000 revolving credit facility will provide the capital resources necessary to meet its liquidity and cash flow requirements over the next twelve months, including the Company's current short-term obligations. The Company believes that present funding sources will provide the ability to meet long-term obligations as they mature.

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings.

In March 1996, StellarNet, Inc., the majority stockholder of EMC ("StellarNet"), filed a lawsuit in the Superior Court of the State of California for the City and County of San Francisco against the Company asserting claims for breach of contract and negligent conduct relating to the Company's termination of the management agreement and the option to purchase the remaining shares of EMC. The Company denied each of StellarNet's claims and filed counterclaims for fraudulent inducement and misrepresentation against StellarNet. This lawsuit was settled in October 1996 in connection with the completion of the acquisition of EMC.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits.

      10.1 Amended and Restated Credit Agreement, dated November 8, 1996, by and among First Union National Bank of North Carolina, as agent, various Lenders and the Company.

      27     Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. On July 23, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 (Other Events) thereof announcing the Company's results for the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ENVOY CORPORATION


Date: November 13, 1996              By: /s/ Fred C. Goad, Jr.
                                     -----------------------------------------
                                     Fred C. Goad, Jr.
                                     President and Co-Chief Executive Officer


Date: November 13, 1996              By: /s/ Kevin M. McNamara
                                     -----------------------------------------
                                     Kevin M. McNamara
                                     Vice President and Chief Financial Officer

                                EXHIBIT INDEX


(a)     Exhibits

        10.1 Amended and Restated Credit Agreement, dated November 8, 1996 by and among First Union National Bank of North Carolina, as agent, various Lenders and the Company.

        27        Financial Data Schedule