Form 10-K405
period 1996-12-31
ENVOY CORP /TN/
filed 1997-03-31
CIK 932277

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


      For the Fiscal Year Ended December 31, 1996      Commission file number 0-25062

                                ENVOY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                      Tennessee                                                62-1575729
------------------------------------------------------             -----------------------------------
             (State or Other Jurisdiction                                   (I.R.S. Employer
          of Incorporation or Organization)                                Identification No.)

           15 Century Boulevard, Suite 600
                 Nashville, Tennessee                                             37214
------------------------------------------------------             -----------------------------------
       (Address of Principal Executive Offices)                                (Zip Code)

        Registrant's Telephone Number, Including Area Code: (615) 885-3700

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                       ---------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1997, was approximately $487,326,000. The market value calculation was determined using the closing sale price of the Registrant's common stock on March 18, 1997, as reported on The Nasdaq Stock Market.

         The number of shares outstanding of the Registrant's common stock as of March 18, 1997 was 15,670,506.

                       DOCUMENTS INCORPORATED BY REFERENCE

                            Documents from which Portions are
Part of Form 10-K           Incorporated by Reference

    Part III Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 19, 1997 are incorporated by reference into Items 10, 11, 12 and 13.
                                                  [The Exhibit Index is located
                                             on page 58 of 91 total pages.]

                                ENVOY CORPORATION

                                TABLE OF CONTENTS
                             FORM 10-K ANNUAL REPORT


                                                          PART I
    ITEM 1.      Business....................................................................................1
    ITEM 2.      Properties.................................................................................10
    ITEM 3.      Legal Proceedings..........................................................................10
    ITEM 4.      Submission of Matters to a Vote of Security Holders........................................10

                                                         PART II
    ITEM 5.      Market for the Registrant's Common Equity and Related Shareholder Matters..................11
    ITEM 6.      Selected Financial Data....................................................................12
    ITEM 7.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations......................................................................13
    ITEM 8.      Financial Statements and Supplementary Data................................................23
    ITEM 9.      Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure...................................................................23

                                                        PART III
    ITEM 10.     Directors and Executive Officers of the Registrant.........................................23
    ITEM 11.     Executive Compensation.....................................................................23
    ITEM 12.     Security Ownership of Certain Beneficial Owners and Management.............................23
    ITEM 13.     Certain Relationships and Related Transactions.............................................23

                                                        PART IV
    ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................24

SIGNATURES..................................................................................................27

                                ENVOY CORPORATION

                                     PART I

ITEM 1.   BUSINESS

GENERAL

      ENVOY Corporation, a Tennessee corporation ("ENVOY" or the "Company"), is a provider of electronic data interchange ("EDI") services to participants in the health care market, including pharmacies, physicians, hospitals, dentists, billing services, commercial insurance companies, managed care organizations, state and federal governmental agencies and others. The Company provides health care EDI services on a real-time and batch-processing basis by utilizing proprietary computer and telecommunications software and microprocessor technology. ENVOY is one of the largest processors of electronic real-time pharmacy and commercial third-party payor batch transactions in the United States based upon annual transaction volume. ENVOY's transaction network consists of approximately 188,000 physicians, 44,000 pharmacies, 30,000 dentists, 3,700 hospitals and 600 payors, including approximately 46 Blue Cross Blue Shield Plans, 50 Medicare Plans and 25 Medicaid Plans.

      The Company was incorporated in Tennessee in August 1994 as a wholly-owned subsidiary of ENVOY Corporation, a Delaware corporation which was formed in 1981 (the "Predecessor"). The Predecessor was formed to develop and market electronic transaction processing services for the financial services and health care markets. In June 1995, in order to facilitate the transfer of the financial services business to First Data Corporation ("First Data"), the assets and liabilities of the Predecessor associated with the health care business were transferred to the Company. The Company was spun-off to shareholders through a stock dividend distribution (the "Distribution") and the Predecessor was merged into First Data.

      As part of the ongoing effort to expand its health care EDI service and product offerings, the Company completed several acquisitions during 1996. In March 1996, the Company acquired all the outstanding stock of National Electronic Information Corporation ("NEIC"), one of the nation's largest clearinghouses of batch claims for commercial payors. The Company also completed several other smaller acquisitions of health care information clearinghouses and other companies with product or service offerings complementary to the Company's business. See "- Recent Acquisitions".

INDUSTRY BACKGROUND

      Throughout the 1980's, advances in computer software, telecommunications and microprocessor technology enabled the development of on-line, real-time systems that electronically capture and transmit information, replacing the recording and processing of transaction information on paper. In addition to offering greater convenience, these electronic systems reduce processing costs, settlement delays and losses from fraudulent transactions. The earliest and most significant advances in electronic transaction processing occurred in the financial services market, particularly in the areas of credit card authorization and settlement. The Company believes the evolution of electronic transaction processing in the financial services market has created the framework for automation of other markets, such as health care, still dominated by paper-based processing.

      There are many types of transactions, information exchanges and other communications that occur between the various participants in the health care industry, including patients, physicians, hospitals, pharmacies, dentists, billing services and payors. While electronic transaction processing for certain portions of the health care market has increased over the past few years, the majority of health care transactions continue to be paper-based and manually-processed. Existing EDI services in this market primarily consist of:
(i) on-line verification of patient eligibility by pharmacies, health care providers and third-party payors (both commercial and governmental) through direct network communications; (ii) referral management for providers and payors; and (iii) batch processing of health care reimbursement claims through a central clearinghouse.

      Health care providers initiate electronic transaction processing through dedicated point-of-service terminals, stand alone software or software integrated with the provider's management information system. Providers can verify patient eligibility or obtain authorization for services at the time of appointment or registration by transmitting patient data to the processor across a telecommunication line. The processor then interfaces with the payor to obtain an eligibility or authorization confirmation which is transmitted back to the provider. The submission of claims occurs by providers aggregating claims throughout the day and submitting them electronically to a clearinghouse in batch. Claims are sorted, formatted and edited by the clearinghouse, and are then forwarded electronically to the payor. The claim is processed by the payor and the adjudicated response is communicated back to the provider. To the extent required, the payor sends a check to the provider or, in certain circumstances, initiates an electronic funds transfer to the provider's account.

      The Company believes EDI transaction processing offers a number of benefits to payors and providers. The elimination or reduction of paper-based transactions significantly lowers claims processing costs of payors, and on-line encounter and referral information provides more efficient medical cost management for managed care organizations and networked providers. In addition, payors are able to more easily detect fraud and screen for unusual utilization trends. From the health care providers' standpoint, information pertaining to eligibility, authorization and reimbursement can be more easily accessed and transmitted. By processing claims electronically, providers also reduce overhead costs and staff time and improve accounts receivable management.

      The first major departure from paper-based claims processing in the health care market occurred in the late 1980's in the pharmacy industry. Medicare and Medicaid payment reforms and cost saving initiatives by third-party commercial payors and large retail pharmacy chains led to a significant increase in electronic processing of pharmacy third-party claims. The development and use by pharmacies of practice management software products that include the capability of connecting with an electronic claims processing network also facilitated the movement to electronic claims processing.

      According to the Health Data Directory, approximately 80% of the 1.3 billion and 83% of the 1.4 billion third-party pharmacy claims processed in 1995 and 1996, respectively, were processed electronically. The Company believes that only a small percentage of nonclaim pharmacy transactions, such as the delivery of prescriptions by the physician to the pharmacist or formulary inquiries to pharmacy benefit managers, are delivered electronically through real-time on-line systems. The Company believes that there are opportunities to expand electronic processing to other areas in the pharmacy market. Also, as the population continues to grow and more benefit plans include prescription programs, the Company believes the demand for real-time processing of pharmacy transactions will continue to increase.

      In addition to pharmacies, other providers, including hospitals, physicians and dentists, transmit third-party reimbursement claims electronically, largely on a batch basis through claims clearinghouses. According to the Health Data Directory, approximately 40% of the 2.3 billion non-pharmacy health care claims processed in 1996 were processed electronically. The recent growth of managed care and governmental health care cost containment efforts have increased the use of real time transaction processing by hospitals and physicians. Certain state Medicaid programs permit providers to electronically verify Medicaid eligibility on a real-time basis, and certain managed care companies have encouraged their provider networks to utilize real-time EDI for authorizations, encounter reports and referrals. The Company believes that there are significant opportunities for further expansion of EDI transactions to the non-pharmacy sector of the health care market, both for claims processing as well as for clinical and other purposes.

COMPANY SERVICES

      ENVOY provides various EDI services for third-party payors, pharmacies, physicians, hospitals, dentists, billing services and others through a real-time network and batch clearinghouse. Through its transaction network, ENVOY provides an electronic link, directly and indirectly through other clearinghouses or vendors, to approximately 188,000 physicians, 44,000 pharmacies, 30,000 dentists, 3,700 hospitals and 600 payors, including approximately 46 Blue Cross Blue Shield Plans, 50 Medicare Plans and 25 Medicaid Plans.

      Real-time Transaction Processing. The Company provides real-time transaction processing for pharmacy claim adjudication and managed care transactions for health care providers and payors.

      Pharmacy transactions constituted 78.3% of ENVOY's 611 million real-time transactions processed in 1996. A standard pharmacy transaction is the inquiry by the pharmacy, through a point-of-service terminal or personal computer terminal, to determine whether the patient is covered by a benefit program. After eligibility is confirmed, the claim is settled and the payor transmits to the pharmacy the amount and timing of the pending payment. As of December 31, 1996, ENVOY's EDI network was linked to approximately 44,000 of the estimated 56,000 retail pharmacies in the United States, including 35 of the top 50 retail pharmacy chains.

      ENVOY's real-time managed care transactions accounted for 9.8 million of ENVOY's total real-time transactions in 1996. These transactions between providers and payors include (i) verification of the patient's enrollment in a program; (ii) verification that the provider is eligible to treat the patient;
(iii) verification that the patient is eligible for a particular treatment; (iv) filing of encounter data; (v) referral to a specialist; and (vi) other ancillary transactions. These transactions are enabled by the Company's network connections to various databases. The Company has access to managed care and commercial insurer databases for Prudential, CIGNA, Aetna , Oxford Health Plans, MetraHealth, U. S. Healthcare, Pacificare, Blue Cross of California, Empire Blue Cross and Blue Shield, Blue Cross and Blue Shield for the National Capital Area, QualMed, Access Med Plus and Health 123, and is a sponsored participant to the Blue Cross and Blue Shield BluesNet network. For Medicaid eligibility verification and related transactions, the Company has access to state databases in California, Connecticut, Florida, Georgia, Kansas, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Tennessee and Washington. In addition, if the patient wishes to pay the deductible or co-payment amounts by credit card, ENVOY's services provide the ability to obtain payment authorization and verification at the provider's offices.

      Batch Transaction Processing. With the acquisition of NEIC, ENVOY became one of the nation's largest processors of commercial third-party payor claims and enhanced its electronic network with connection to a significant number of health care providers and payors across the United States. Batch transactions are predominantly used to process reimbursement claims in traditional fee-for-service commercial or government payor systems and to process encounter data in capitated environments. These transactions are neither time-sensitive nor easily processed on a real-time basis and, as a result are processed on a collective and delayed basis. To submit claims, providers collect data throughout the day and then electronically forward these claims in bulk to a clearinghouse. ENVOY's clearinghouse electronically collects and verifies receipt of the claims and performs payor specific reformatting required to conform to a particular payor's specifications and editing, aggregates daily transactions by payor and transmits claims to payors based upon each payor's chosen communications protocols. ENVOY processed an aggregate of approximately 118 million commercial third-party payor claims in 1996. ENVOY's transaction network is connected with 600 of the third-party payors, including all of the top 20 commercial payors (based upon the number of members covered by such third-party payors).

      EDI Products and Interfaces. The Company has developed a range of hardware and software products and interfaces to facilitate the adoption of EDI by its customers. In addition, ENVOY supports industry standards of the American National Standards Institute, X12 Subcommittee and Healthcare Financing Administration National Standards.

           ENline(SM). The Company's ENline family of proprietary software products performs all of the transactions of a stand alone point-of-service terminal and has enhanced functionality to facilitate both batch and real-time processing, as well as message based E-mail transactions. The point-of-service terminal product, called ENline Genesis, is designed to handle real-time transactions and allow the Company to rapidly and cost effectively connect a significant number of providers into the transaction network. The point-of-service terminals can be accessed remotely to modify application software and communications parameters, allowing the Company the flexibility to implement changes in services relatively easily. Point-of-service terminals typically are purchased by payors, who are sponsoring a managed care network, and generally are offered to providers free of charge. In addition, providers may purchase terminals from the Company for a nominal fee.

           The Company also has developed certain ENline PC-based products with enhanced functionability features and open Application Program Interfaces ("APIs"). The APIs are established at the operating system level and are designed to enable the Company's software to run on a wide variety of operating systems including DOS, UNIX and Windows. The ENline PC-based products can either function as a stand alone data entry system or work in conjunction with physician practice management software. The stand alone version, ENline Companion, is offered directly to providers for a nominal price. ENline Synergy is designed for integration into a practice management software product. The Company, in conjunction with the practice management vendor, integrates ENline Synergy into the practice management system for distribution by the practice management vendor to the provider. ENline Synergy also controls the editing and distribution of the information from the practice management system to the Company's network.

           Automatic Eligibility Vertification. During 1996, the Company acquired technology for the automation of eligibility requests through the acquisition of National Verification Systems, L.P ("NVS"). See "-Recent Acquisitions." This technology interfaces with hospital and large practice management information systems to automatically verify patient eligibility at the time of admission or scheduling. Eligibility requests are obtained from the Company's real-time medical switch. In addition to eligibility verification, the Company's eligibility verification system provides statistical reporting on patient demographics for hospitals and/or physician practices.

           Automatic Transaction Posting. Through the acquisition of Diverse Software Solutions, Inc., the Company also recently acquired EDI technology used for automatic posting of transactions into a hospital or practice management information system. See "-Recent Acquisitions." This technology, which has been integrated to work in tandem with NVS's automatic eligibility verification technology, uses transactions obtained from the Company's real-time and batch processing centers to perform automated remittance posting, accelerated secondary billing and member update of eligibility information.

         Customer Service. As an adjunct to its transaction processing services, the Company maintains customer service facilities with help desks for real-time and batch transaction customer inquiries. Client support employs a modern call tracking and response system which is directly connected to the real-time and batch processing centers. The customer service staff is available via a toll-free telephone number. Customer support services are frequently included in the contract price for transaction processing services, but also may be billed separately, depending upon the specific contract terms. The Company also offers other services, such as on-site and telephone product training, installation and terminal repair and replacement.

SALES AND MARKETING

         The Company develops and maintains payor, provider and vendor relationships through its 80 sales and marketing personnel located in 11 geographic regions, which includes a 27 person direct sales force. The Company's primary sales and marketing strategy focuses on selling its services to organizations that have relationships with or access to a large number of providers.

         In the pharmacy segment, the Company has traditionally established relationships with large retail pharmacy chains and pharmacy software vendors. To market its batch claims processing services, the Company develops relationships with third-party payors and large submitters of claims. In addition, the Company works closely with practice management system vendors to provide an integrated solution to providers. Real-time managed care EDI services are offered to providers either directly by the Company's sales force or indirectly through commercial managed care organizations.

CUSTOMERS

         The Company's principal customers consist of health care providers, such as pharmacies, physicians, hospitals, dentists and billing services, and third-party payors, such as indemnity insurers, managed care organizations and state and federal governmental agencies. No customer accounted for 10% or more of the Company's revenues during 1996 or 1995.

         The Company typically provides real-time services to customers under contracts that are not exclusive and generally do not guarantee a specific transaction volume or revenue stream. The pricing of ENVOY's services is set under contracts typically having terms of one to three years, subject to a variety of early cancellation arrangements.

         ENVOY's batch transactions include contracts with both payors and claim submitters, including providers, practice management system vendors, clearinghouses, billing services and others. Submitter contracts with ENVOY often contain exclusivity provisions whereby the submitter agrees to process the claim through ENVOY's clearinghouse if ENVOY has network access to the payor. Pursuant to such submitter contracts, ENVOY agrees to pay certain transaction volume incentives to the submitter. In addition, certain submitters are assessed annual participation fees.

OPERATIONS

         The Company delivers its real-time services through an integrated electronic transaction processing system, which includes ENVOY-designed software, host computer hardware, network management, switching services and the ability to interact with customers' personal computers and a variety of point-of- service devices, most of which were originally designed by the Company.

         ENVOY's real-time host computer system consists of Stratus and Data General mini computers designed and configured to operate 24 hours a day, seven days a week. These mini computers are configured to expand to meet increased transaction volume. The Stratus systems are designed and manufactured to accommodate a fault-tolerant, nonstop environment. A fault-tolerant environment is provided for the Data General systems by maintaining on-line standby computers. The real-time host computer system data center is protected by automated fire suppression systems designed to extinguish fire with minimal damage to the computer equipment. The data center is further protected by uninterruptible power supply systems consisting of diesel generators and battery backups. In case of loss of commercial power, these systems can supply power to the data center to continue operations. The data center can only be entered by accessing a password protected security lock. The software and related data files are backed up nightly and stored off-site.

         The Company's real-time communications network consists of dedicated circuits, T-l facilities and dial modem ports, which facilitate electronic real-time communication among payors, providers and other users of time-sensitive health care information. This communications network is designed to provide a low cost, multipath host access from a computer modem or point of service device with minimal delays and a high degree of accuracy and integrity. The Company manages multiple lease lines to pharmacies and third-party payors. The Company uses a number of different nationwide public communications networks to provide access to substantially all potential domestic customers.

         To minimize the possibility that a customer might experience delay by a failed or overloaded circuit, at least two potential communications paths are provided for each transaction. Utilizing ENVOY's call tracking system, transactions are rerouted under centralized control to receive the lowest communications cost available and to bypass failed or overloaded communications nodes.

         A substantial portion of the Company's batch claim processing is outsourced. Utilizing the Company's proprietary software, a third-party processes batch transactions on an IBM 3090 mainframe computer coupled with a RISC-based communications network server. The contractual arrangement between the Company and the third-party processor requires the processor to maintain 24 hours a day, seven days a week processing capability and a "hot site" disaster recovery system. The Company's contract with this third-party processor expires December 31, 1997; however, at the Company's option, the agreement may be extended for two consecutive renewal periods of six months each.

PROPRIETARY RIGHTS

         ENVOY owns certain of the software and systems designs that it uses and has a limited, perpetual, nonexclusive, royalty-free license to use other software and systems designs, such as the point-of-service device designs which were developed by the Predecessor. The Company also licenses certain other software from third parties.

         The Company's success is dependent in part upon electronic transaction processing technology developed by the Company. A combination of trade secrets, service mark, copyrights, patents and contract protection is used to establish and protect that technology. Pursuant to a license and transition services agreement by and between ENVOY and First Data, the parties are obligated to take appropriate measures to protect these proprietary rights. There can be no assurance these legal protections and the precautions taken by the Company or First Data will be adequate to prevent misappropriation of technology used by ENVOY. In addition, the legal protections do not prevent independent third-party development of competitive technology.

COMPETITION

         The Company faces potential competition in the health care EDI market not only from other companies that are similarly specialized, but also from companies involved in other, more highly developed sectors of the electronic transaction processing market. Such companies could enter into, or focus more attention on, the health care transaction processing market as it develops. In addition, the Company faces competition by selected providers bypassing the Company's electronic network and going directly to the payor. Many of ENVOY's existing and potential competitors have greater financial, marketing and technological resources. There is no assurance that the Company can continue to compete successfully with its existing and potential competitors in the health care EDI market.

         Factors influencing competition in the health care market include (i) compatibility with the provider's software and inclusion in practice management software products, (ii) in the case of the pharmacy market, relationships with major retail pharmacy chains, and (iii) relationships with third-party payors and managed care organizations. The Company believes that the breadth, price and quality of its services are the most significant factors in developing and maintaining relationships with pharmaceutical chains, third-party payors and managed care organizations.

EMPLOYEES

         As of March 19, 1997, ENVOY had approximately 561 employees, including approximately 489 salaried and 72 hourly employees (including temporary employees). None of these employees is represented by a union. ENVOY believes its relationship with its employees is good.

GOVERNMENT REGULATION

         Governmental regulatory policies affect the charges for and the terms of ENVOY's access to private line and public communications networks. ENVOY also must obtain certification on the applicable communications network for design innovations for POS devices. Any delays in obtaining necessary certifications with respect to future products could delay their introduction. In addition, the Federal Communications Commission requires ENVOY's products to comply with certain rules and regulations governing performance. ENVOY believes its existing products comply with all current rules and regulations. ENVOY can give no assurance, however, that such rules and regulations regarding access to communications networks will not change in the future. Changes in such rules, regulations or policies that make it more costly to communicate on networks could adversely affect the demand for or the cost of supplying electronic transaction processing services.

RECENT ACQUISITIONS

         As part of its strategy to maintain and enhance its leadership position in the health care transaction processing industry, the Company has completed several acquisitions. A brief description of recent acquisitions follows:

         National Electronic Information Corporation. In November 1995, ENVOY entered into an Agreement and Plan of Merger with NEIC (the "Merger Agreement"). The transactions contemplated by the Merger Agreement were completed on March 6, 1996 following a special meeting of shareholders of ENVOY to approve the transactions. Pursuant to the terms of the Merger Agreement, NEIC became a wholly-owned subsidiary of ENVOY. NEIC, which is one of the nation's largest clearinghouses of batch claims transactions for commercial payors, was founded in 1981 by an insurance industry consortium including five of the nation's largest health insurance companies to implement a claims processing system to support the submission, editing and distribution of electronic claims for hospital, medical and dental services to commercial insurance and Medicare payors.

         Teleclaims, Inc. In March 1996, ENVOY entered into a share purchase agreement pursuant to which ENVOY acquired all of the outstanding capital stock of Teleclaims, Inc. ("Teleclaims") in exchange for shares of ENVOY Common Stock. Teleclaims is engaged in the business of providing data processing services to physicians and other healthcare providers to electronically file medical insurance claims with insurance carriers.

         National Verification Systems, L.P. In September 1996, the Company completed the acquisition of certain assets and liabilities of NVS, an Atlanta based company whose principal business is the licensing of software for use in hospitals and clinics to verify patient eligibility.

         EMC* Express, Inc. In October 1996, ENVOY acquired the remaining 82.5% interest in EMC* Express, Inc. ("EMC"), a Phoenix, Arizona based company that transmits billing information from hospitals and doctors to third party payors. In connection with this acquisition, the Company settled a related lawsuit between ENVOY and the former shareholders of EMC.

         Professional Office Systems, Inc. In October 1996, ENVOY acquired all of the capital stock of Professional Office Systems, Inc., the wholly-owned EDI clearinghouse for Blue Cross and Blue Shield of the National Capital Area. In connection with the acquisition, the parties entered into an exclusive three-year outsourcing services agreement for the processing of health care EDI transactions.

         Diverse Software Solutions, Inc. In March 1997, the Company completed the acquisition of certain assets and liabilities of Diverse Software Solutions, Inc. ("DSS"). DSS, located near Tampa, Florida, provides automated electronic remittance advice posting, supplemental billing products and other advanced software products and services to medical practices and hospitals.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the executive officers of the Company.


            Name                         Age                               Position
----------------------------        --------------         ---------------------------------------------
Fred C. Goad, Jr.                         56               Chairman of the Board and Co-Chief Executive
                                                           Officer

Jim D. Kever                              44               President and Co-Chief Executive Officer

Kevin M. McNamara                         41               Senior Vice President and Chief Financial Officer

Sheila H. Schweitzer                      49               Senior Vice President of Operations

Richard P. Caliri                         51               Senior Vice President of Marketing

Stephen C. Duggan                         31               Vice President and Corporate Controller

Gregory T. Stevens                        32               Vice President, General Counsel and Secretary

         Mr. Goad served as President and a Director of the Company from its incorporation in August 1994 until August 1995. On August 3, 1995, Mr. Goad was elected Chairman and Co-Chief Executive Officer and currently serves in such capacity in addition to being a Director. From September 1985 to June 1995, Mr. Goad served as Chief Executive Officer and a Director of the Predecessor. Mr. Goad is also a director of Performance Food Group Company, a food service distribution company, and Oacis Healthcare Systems, Inc., a clinical health care software and services company.

         Mr. Kever has served as President and Co-Chief Executive Officer of the Company since August 1995. He served as Executive Vice President, Secretary and General Counsel from incorporation in August 1994 until August 1995. He has served as a Director since ENVOY's incorporation in August 1994. Prior to June 6, 1995, Mr. Kever had served as a Director and Secretary, Treasurer and General Counsel of the Predecessor since 1981 and as Executive Vice President since 1984. Mr. Kever is also a director of Transaction Systems Architects, Inc., a supplier of electronic payment software products and network integration solutions, and 3D Systems Corporation, a manufacturer of technologically advanced solid imaging systems and prototype models.

         Mr. McNamara currently serves as Senior Vice President and Chief Financial Officer of the Company. Before joining the Company in February 1996, he served as President of NaBANCO Merchant Services Corporation, a wholly owned subsidiary of National Bancard Corporation ("NaBANCO"), from October 1994 to December 1995. Mr. McNamara served as Senior Executive Vice President and Chief Financial Officer of NaBANCO from January 1992 through September 1994. Before joining NaBANCO, Mr. McNamara held the position of Chief Financial Officer of Child World, Inc., a national toy retailer.

         Ms. Schweitzer currently serves as Senior Vice President of Operations. Before joining the Company in August 1995, Ms. Schweitzer served from December 1991 to July 1995 as President and Chief Executive Officer of Medical Management Resources, Inc., a health care EDI services company which is a wholly-owned subsidiary of The Associated Group, Inc.

         Mr. Caliri currently serves as Senior Vice President of Marketing. Before joining ENVOY in March 1996, Mr. Caliri served as President and Chief Executive Officer of NEIC, from December 1993 until the completion of NEIC's merger with ENVOY in March 1996. Prior to joining NEIC, Mr. Caliri was employed by John Hancock Financial Services in Boston, Massachusetts for more than 25 years, serving most recently as Vice President of Group Operations.

         Mr. Duggan currently serves as Vice President and Corporate Controller. Before joining the Company in August 1996, Mr. Duggan was a certified public accountant with Arthur Anderson LLP since 1987, serving most recently as an audit manager.

         Mr. Stevens currently serves as Vice President, General Counsel and Secretary. Before joining the Company in September 1996, Mr. Stevens was an attorney with the law firm of Bass, Berry & Sims PLC in Nashville, Tennessee since 1990.

ITEM 2.     PROPERTIES

         ENVOY leases approximately 42,000 square feet of space in an office building in Nashville, Tennessee under a lease expiring in August 2001. This facility serves as the corporate headquarters of ENVOY. ENVOY also leases approximately 27,500 square feet, which consists of a data center and an operations and customer support center, in Nashville, Tennessee. Approximately 18,500 square feet under this lease expires in May 2005, and the remaining 9,000 square feet under this lease expires in January 2001. The Company's Nashville data center handles the telecommunications network and computer systems for real-time pharmacy and health care transactions. In addition, the Company leases approximately 12,000 square feet of office space in Oklahoma City, Oklahoma, to house its batch claims processing center pursuant to lease agreements which expire in May 1999. ENVOY also has a small processing center in Phoenix, Arizona pursuant to a lease which expires in March 1998.

         ENVOY leases and occupies other offices and operations facilities at various locations, but the aggregate rental obligations and physical characteristics of these other facilities are not material to the Company's business.

ITEM 3.     LEGAL PROCEEDINGS

         From time to time, ENVOY may be a party to legal proceedings incidental to its business but believes that none of these proceedings is material to its business at the present time.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders during the fourth quarter of 1996.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

         The Common Stock of ENVOY (the "Common Stock") is traded through the over-the-counter market and is reported on The Nasdaq Stock Market under the symbol "ENVY". Prices listed below represent actual high and low sale prices.


FISCAL YEAR ENDED DECEMBER 31, 1995                          High               Low
                                                         -------------      -----------
  Second quarter (beginning June 7, 1995)(1)                $ 9.50            $ 7.25
  Third Quarter.....................................         12.25              8.50
  Fourth Quarter....................................         18.75              9.75
FISCAL YEAR ENDED DECEMBER 31, 1996
   First Quarter....................................         24.25             17.13
   Second Quarter...................................         32.75             23.25
   Third Quarter....................................         40.50             21.50
   Fourth Quarter...................................         42.25             34.00

----------

(1) Reflects first day of trading of the Common Stock following the Distribution.


         At March 18, 1997, there were approximately 4,800 holders of Common Stock, including approximately 262 shareholders of record.

         ENVOY has never declared or paid cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. Any declaration and payment of cash dividends on the Common Stock will be determined by the Board of Directors based on a number of factors, including but not limited to, earnings, financial condition and requirements, restrictions in financing agreements (if any) and other factors deemed relevant.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                         YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                      1996(1)       1995(2)       1994(2)      1993(2)      1992(2)
                                                   -------------------------------------------------------------------
                                                                  (In thousands, except per share data)
   STATEMENTS OF OPERATIONS DATA:
   REVENUES.......................................    $   76,584    $   26,055    $   20,950    $  13,979    $   8,431
   OPERATING LOSS.................................       (35,699)          (91)         (221)      (1,356)      (2,570)
   LOSS FROM OPERATIONS BEFORE
      INCOME TAXES AND LOSS IN
   INVESTEE.......................................       (37,323)         (224)         (192)      (1,349)      (2,463)
   INCOME TAX (EXPENSE) BENEFIT...................        (1,577)            0            73          514          936
   LOSS IN INVESTEE...............................             0        (1,776)            0            0            0
                                                      ----------   -----------    ----------    ---------    ---------
   LOSS FROM CONTINUING
       OPERATIONS.................................    $  (38,900)  $    (2,000)   $     (119)   $    (835)   $  (1,527)
                                                      ==========   ===========    ==========    =========    =========
   LOSS PER COMMON SHARE FROM
   CONTINUING OPERATIONS..........................    $    (2.99)  $     (0.18)   $    (0.01)   $   (0.07)   $   (0.13)
                                                      ==========   ===========    ==========    =========    =========

   BALANCE SHEET DATA (AT PERIOD END):
     Working Capital of Continuing Operations.....    $   48,424   $    11,277    $    7,523    $   2,274    $   3,836
     Assets of Continuing Operations..............       133,814        30,150        20,926       11,763        8,094
     Total Assets.................................       133,814        30,150        56,995       49,701       41,430
     Long-Term Debt and Deferred Taxes............        10,377        10,300           737          508            0
     Shareholders' Equity of Continuing
          Operations..............................       108,445        15,335        17,156        8,299        7,225


     The Company has never declared or paid cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. Payment of cash dividends will be determined by the Company's Board of Directors based on a number of factors, including but not limited to, earnings, financial condition and requirements, restrictions in financing agreements (if any) and other factors deemed relevant.

Notes:        (1)     The 1996 results include $35.4 million in merger and
                      facility integration costs. Of these costs, $30.7 million relate to the write-off of acquired in-process technology with the remaining $4.7 million relating to the reorganization plan approved in conjunction with the NEIC and Teleclaims acquisitions (See Note 5 to the Consolidated Financial Statements).

              (2) The above amounts reflect the impact of the Predecessor's merger with First Data in June 1995. (See Notes 1 and 3 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurances that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and plans of the Company will be achieved. The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements, including the notes thereto.

OVERVIEW

     The Company provides electronic processing services primarily for the health care market. This includes submission for adjudication of insurance and other third-party reimbursement claims for pharmacies, physicians, hospitals and dentists and, since 1994, providing clearinghouse services for batch processing of medical and dental reimbursement claims.

     On June 6, 1995, the Company completed the sale through a merger of its financial transaction processing business to First Data. For accounting purposes, the health care transaction processing business is treated as continuing operations, while the financial transaction processing business is treated as discontinued operations.

     During 1996, the Company made several acquisitions, the most significant being NEIC (collectively, the "Acquired Businesses"). See "-Recent Acquisitions." All acquisitions were accounted for under the purchase method of accounting and, as a result, the Company has recorded the assets and liabilities of the Acquired Businesses at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. The financial statements for the year ended 1996 reflect the operations of the Acquired Businesses for the period after their respective dates of acquisition.

     Revenues are derived principally from (i) transaction processing services to the health care market which are generally paid for by the health care providers and (ii) commercial claim processing services provided to third-party payors which are usually paid for by the payors. Revenues are generally earned on a per transaction basis and are generally based upon the number of transactions processed rather than the transaction volume per customer. Less than 7% and 12% of the Company's revenues in 1996 and 1995, respectively, are derived from the sale and lease of point-of-service devices, customer support and on-site training and installation.

     The table below shows transactions processed by the Company for the periods presented:

                               Year Ended December 31,
                         ---------------------------------
                           1996         1995         1994
                         -------      -------      -------
                                  (IN THOUSANDS)
Pharmacy                 478,526      363,084      296,043
Non-pharmacy             132,724       15,308        5,956
                         ---------------------------------
     Total               611,250      378,392      301,999
                         =================================

The total transactions reflected above include the transactions of the Acquired Businesses from the date of the acquisitions through the year ended December 31, 1996.

         In addition to growth by acquisition, the Company has experienced and continues to experience internal growth through increased transaction volume in on-line real-time transaction processing and batch claims processing. Based on historical growth rates, present sales efforts and current year growth trends, the Company believes its real-time and batch transaction volume will continue to increase. However, it is expected that the rate of increase will decline as the base of transactions increases.

         The acquisition of NEIC was a major focal point for the Company's management during 1996, requiring significant management time and focus. The Company has pursued and continues actively to pursue the acquisition of health care information businesses and other companies complementary to its business. The Company's ability to successfully negotiate and close acquisitions will materially impact the financial condition and operating results of the Company. There can be no assurance that the Company will find attractive acquisition candidates, be able to successfully finance and complete the acquisitions, consolidate and integrate such businesses following the acquisition or successfully operate them on a going forward basis.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, the percentage relationship certain statement of operations items bear to revenues.

                                                          Year Ended
                                                          December 31,
                                            -------------------------------------
                                                1996          1995          1994
                                            -------------------------------------
Revenues.................................      100.0%        100.0%        100.0%
Cost of revenues.........................       49.9          59.2          63.4
Selling, general and administrative
     expenses............................       24.7          31.6          28.2
Depreciation and amortization                   25.0           9.5           9.5
Merger and facilities integration costs         46.2             0             0
EMC losses...............................        0.7             0             0
                                            -------------------------------------
Operating loss...........................      (46.6)           .3          (1.1)
Interest income..........................        1.3           1.5           0.1
Interest expense.........................       (3.5)         (2.0)            0
                                            -------------------------------------
Loss from continuing operations before
income taxes and loss in investee              (48.7)         (0.9)         (0.9)
Income tax (provision) benefit                  (2.1)            0           0.3
Loss in investee.........................          0          (6.8)            0
                                            -------------------------------------
Loss from continuing operations                (50.8)%        (7.7)%        (0.6)%
                                            =====================================


FISCAL YEAR 1996 AS COMPARED WITH 1995

         Revenues. Revenues for the year ended December 31, 1996 were $76.6 million, an increase of $50.5 million or 193.5% over 1995. This increase is primarily attributable to additional revenues generated from the Acquired Businesses and a 31.8% increase in pharmacy transactions over 1995.

         Cost of Revenues. Cost of revenues includes the cost of communications, computer operations, product development and customer support as well as the cost of hardware sales and rebates to third parties for transaction processing volume. Cost of revenues in 1996 was $38.3 million compared to $15.4 million in 1995, an increase of 149%. The dollar increase is attributable to the inclusion of the Acquired Businesses' results and increased transaction volume in the Company's pre-acquisition business. As a percentage of revenues, cost of revenues was 49.9% in 1996 compared to 59.2% in 1995. The improvement is attributable to the inclusion of the Acquired Businesses' results which historically have experienced higher gross profit margins than those of the Company's pre-acquisition business.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing, finance, accounting and administrative costs. Selling, general and administrative expenses for 1996 were $18.9 million compared to $8.2 million in 1995, an increase of 130.5%. These expenses increased due to the inclusion of the Acquired Businesses' results and the additional costs associated with the acquisitions. As a percentage of revenues, selling, general and administrative expenses were 24.7% in 1996 compared to 31.6% in 1995. The improvement is attributable to a larger base of revenues as well as the elimination of certain duplicative costs realized in connection with the Acquired Businesses.

         Depreciation and Amortization. Depreciation and amortization expense relates primarily to host computers, communications equipment, goodwill and other identifiable intangible assets. Depreciation and amortization expense for 1996 was $19.2 million compared to $2.5 million for 1995. The increase is primarily the result of the amortization of goodwill and other intangibles of $14.6 million related to the Acquired Businesses. Depreciation and amortization increased further as the result of the additional investment in host computer systems to expand the Company's transaction processing capabilities. The Company will amortize goodwill of $37.5 million associated with the Acquired Businesses over the three year period following the acquisitions. In addition, ENVOY will amortize identified intangibles of $29.7 million over two to nine year time periods, as applicable.

         Merger and Facility Integration Costs. The Company recognized merger and facility integration costs in 1996 of $35.4 million related primarily to the NEIC acquisition. These costs represent a one-time charge of acquired in-process technology of $30.7 million and facility integration costs of $4.7 million.

         EMC Losses. In January 1995, ENVOY acquired a 17.5% interest in EMC*Express, Inc. ("EMC") and also entered into an agreement for the management of EMC which required the Company to fund certain of EMC's operating costs in the form of advances. The Company determined that it was probable an impairment of its equity investment in EMC as of December 31, 1995 had occurred. As a result, the Company recognized losses in 1996 of $540,000 relating to the funding of EMC operating losses through the termination date of the management agreement in March 1996. Based upon the Company's decision to terminate the management agreement, the Company discontinued the equity method of accounting for EMC and began accounting for the investment on a cost basis. Accordingly, the loss related to EMC has been charged to operating expense. See Note 6 of Notes to the Consolidated Financial Statements. Following the termination of the management agreement, certain shareholders of EMC filed a lawsuit against the Company asserting claims for breach of contract and negligent conduct. In October 1996, the Company acquired the remaining 82.5% interest in EMC and settled the related lawsuit. See "Business - Recent Acquisitions."

         Net Interest Expense. The Company recorded net interest expense in 1996 of $1.6 million compared to $133,000 of net interest expense for 1995. The increase in interest expense is the result of increased borrowings under the Company's bank credit facilities and interest associated with the Company's 9% convertible notes, which more than offset interest income on the Company's available cash.
See "-Liquidity and Capital Resources."

         Income Tax Provision. The Company's income tax provision in 1996 was $1.6 million compared with no income tax expense in 1995. The income tax expense recorded is based upon estimated taxable income. Amortization of certain goodwill and identifiable intangibles are not deductible for income tax purposes.

FISCAL YEAR 1995 AS COMPARED WITH 1994

         Revenues. Revenues for the year ended December 31, 1995 were $26.1 million, an increase of 24.3% or $5.1 million over 1994. Processing services revenue represented 89.6% of total revenues in 1995 compared to 90.5% in 1994. The Company's primary source of transaction volume and processing service revenue in 1995 was its pharmacy business.

         Cost of Revenues. Cost of revenues in 1995 was $15.4 million or 59.2% of revenues compared to $13.3 million or 63.4% of revenues in 1994. The decrease as a percentage of total revenues was principally attributable to the increase in transaction volume and decreasing communication costs as a result of contract negotiations with telecommunications carriers. A portion of the increase in the cost of revenues was associated with an increase in the provision for doubtful accounts of $577,000. This increase was implemented to maintain the reserve for doubtful accounts at levels consistent with the Company's increasing revenues and associated receivables.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1995 were $8.2 million compared to $5.9 million in 1994, an increase of 39.7%. As a percentage of revenues, selling, general and administrative expenses were 31.6% in 1995 and 28.2% in 1994. The increase compared to 1994 is primarily the result of personnel increases in anticipation of growth of the Company's business, including temporary and outside services used to assist in the implementation of the transition to an independent company, and start-up costs associated with the marketing and outside sales functions.

         Depreciation and Amortization. Depreciation and amortization expense for 1995 was $2.5 million compared to $2.0 million in 1994. The increase is largely due to the addition of host computer systems in connection with the expansion of the Company's transaction processing capabilities.

         Operating Loss. The Company incurred an operating loss for 1995 of $91,000 compared to an operating loss for 1994 of $221,000. The loss was primarily the result of increases in depreciation resulting from the addition of the host computer systems, an increase in selling, general and administrative expenses, the impact of lower revenue per transaction in the Company's pharmacy business and, following the First Data merger, the absorption by the health care business of all of the general and administrative overhead.

         Net Interest Expense. The Company recorded net interest expense for the year ended 1995 of $133,000 compared to net interest income of $29,000 for the year ended 1994. The increase in interest expense represents interest on the Company's 9% convertible notes issued in June 1995, which more than offset interest income on the Company's available cash. See "-Liquidity and Capital Resources."

         Loss in Investee. As described above, the Company determined that it was probable as of December 31, 1995 that an impairment to its investment in EMC had occurred as a result of the Company's decision to terminate its management agreement and other factors. The termination was based on the Company's determination that the EMC investment was no longer justified, particularly since similar products and technology would be available to the Company through the acquisition of NEIC, EMC's poor operating performance and the belief that operating losses would likely continue. Accordingly, the Company recorded a fourth quarter adjustment in the amount of $1.6 million to recognize an impairment in the carrying value of its investment, to write-off advances and commitments to EMC and to record the net realizable value of its investment at zero. During 1995, the Company recognized losses for its initial investment and an option to purchase the remaining equity interests of EMC, advances and equity losses, for a total loss in the EMC investment of approximately $1.8 million.

         Loss from Discontinued Operations. The Company recorded a loss from discontinued operations of $2.4 million in 1995, which was the result of expenses related to the First Data merger. These expenses consisted primarily of legal, accounting and financial advisor fees. The First Data transaction expenses for the year ended 1994 totaled $708,000, net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred operating losses since its health care transaction processing business commenced operations in 1989. The operating losses historically resulted from the Company's substantial investment in its health care transaction processing business coupled with a disproportionate amount of overhead and fixed costs. Prior to the First Data merger, health care losses had been funded by earnings from the Company's more mature financial business, which had a substantially higher transaction volume and revenue base.

         On August 13, 1996, the Company completed an underwritten public offering of 3,320,000 shares of Common Stock at $26.50 per share. Of the approximately $83 million in net proceeds to the Company, $25 million was used to retire the Company's outstanding term loan and approximately $12.9 million was used to repay all amounts outstanding under the Company's $25 million revolving credit facility. The remaining proceeds will be used for general corporate purposes, including funding the increased working capital requirements of the Company generated by the Company's growth and for possible strategic acquisitions. As of March 25, 1997, the Company had approximately $30 million in available cash and cash equivalents.

         On November 8, 1996, the Company amended its revolving credit facility to increase the amount of credit available thereunder to $50 million. The Company currently has no amounts outstanding under the amended credit facility. Any outstanding borrowings made against the amended credit facility would bear interest at a rate equal to the Base Rate (as defined in the amended credit facility) or LIBOR. The total amount outstanding under the amended credit facility is due and payable in full on June 30, 2000. The amended credit facility contains financial covenants applicable to the Company and its subsidiaries including ratios of debt to capital, annualized EDITDA to annualized interest expense and certain other financial covenants customarily included in a credit facility of this type. The Company and its subsidiaries also are subject to certain restrictions relating to payment of dividends, acquisitions, incurrence of debt and other restrictive provisions. The amended credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

         In June 1995, the Company issued $10 million in 9% Subordinated Convertible Notes due in June 2000 (the "Convertible Notes"). The Convertible Notes are convertible at the election of the holders into shares of Common Stock at a current conversion price of $10.52 per share. On November 7, 1996, the Company filed a registration statement with the Securities and Exchange Commission covering the offering of 321,289 shares of Common Stock pursuant to the demand of the current holders of the Convertible Notes under a Registration Rights Agreement dated June 6, 1995. As of December 31, 1996, $1,786,000 in principal amount of the Convertible Notes had been converted into 169,789 shares of Common Stock and sold pursuant to the registration statement. The Company did not receive any proceeds from the sale of the Common Stock offered thereunder. Subsequent to year end, $500,000 in principal amount of the Convertible Notes was converted into 47,528 shares of Common Stock. Accordingly, $7,714,000 principal amount of the Convertible Notes remains outstanding as of March 24, 1997.

         The Company purchases additional computer hardware and software products from time to time as required by the growth of its customer base. The Company incurred capital expenditures of $4.8 million and $8.0 million in 1996 and 1995, respectively, primarily for computer hardware and software products used for the expansion of the Company's business. The Company currently estimates that total capital expenditures for 1997 will be approximately $5 to $6 million.

         From time to time, the Company has engaged and will continue to engage in acquisition discussions with other health care information businesses and other companies complementary to its business. As part of the ongoing effort to expand its EDI services and product offerings, the Company expended approximately $98.8 million in aggregate consideration for the Acquired Businesses during 1996, consisting of approximately $97 million in cash and 79,080 shares of Common Stock. In the event the Company engages in such acquisitions in the future, its currently available capital resources may not be sufficient for such purposes and the Company may be required to incur additional indebtedness or issue additional capital stock, which could result in dilution to existing investors.

         Based on current operations, anticipated capital needs to fund known expenditures and current acquisitions, the Company believes its available cash, cash flow from operations and the amended $50 million revolving credit facility will provide the capital resources necessary to meet its liquidity and cash flow requirements over the next twelve months, including the Company's current short-term obligations. The Company believes that present funding sources will provide the ability to meet long-term obligations as they mature. The Company's available cash is invested in interest bearing securities with maturities of up to 30 days.

RISK FACTORS

         ENVOY's business is subject to numerous risks and uncertainties which may affect its results of operations in the future and may cause such future results to differ materially and adversely from projections included in or underlying any forward-looking statements made by or on behalf of the Company. Among the factors that may adversely affect the Company's business are:

         Limited Operating History; Substantial Net Loss. The electronic health care transaction processing industry is relatively new, and the Company's operating history is relatively limited. ENVOY has experienced substantial net losses, including net losses of approximately $38.9 million for the year ended December 31, 1996, and has an accumulated deficit of approximately $42.0 million as of December 31, 1996. Historically, operating losses incurred in the Company's health care transaction processing business were funded by earnings from the Company's financial processing business, which was sold in 1995. In order to achieve profitability, the Company must successfully implement its business strategy and increase its revenues, while controlling expenses. There can be no assurance as to when or if the Company will achieve profitability.

         Recent Acquisitions. In March 1996, ENVOY completed the acquisition of NEIC, a commercial clearinghouse for batch processing of health care claims. The Company acquired NEIC for $94.3 million, including fees, expenses and other costs associated with the acquisition. In connection with the acquisition, the Company recognized a one-time write off of acquired in-process technology of approximately $30.0 million. As a result of the NEIC acquisition, the Company is amortizing $36.3 million of goodwill associated with the NEIC acquisition over a three year period, and such amortization will adversely affect the Company's results of operations through March 1999. The acquisition of NEIC, which had 1995 revenues of $37.4 million, created a significant expansion of ENVOY's overall business. In addition, the Company completed several other smaller acquisitions in 1996. See "- Recent Acquisitions". There can be no assurance that the Company will be able to operate the Acquired Businesses on a profitable basis, integrate the acquisitions with its existing business or achieve operating synergies necessary to make the acquisitions successful.

         Development of Electronic Processing in the Health Care Industry. ENVOY's strategy anticipates that electronic processing of health care transactions, including transactions involving clinical as well as financial information, will win market acceptance and that providers and third-party payors increasingly will use electronic processing networks for the processing and transmission of data. Electronic transmission of health care transactions is still developing, and complexities in the nature and types of transactions which must be processed has hindered to some degree the development and acceptance of electronic processing in this market. In addition, while the multiplicity of claims forms and formats used by the many different third-party payors has fostered the development of electronic clearinghouses, the standardization of these claims formats, whether due to consolidation in the industry or otherwise, could reduce the use of clearinghouses, including electronic clearinghouses. There can be no assurance that continued conversion from paper-based transaction processing to electronic transaction processing in the health care market will occur or that, to the extent it does occur, health care providers and payors will use independent networks such as those being developed by the Company.

         Acquisition Strategy; Impact on Operating Results; Need for Capital. The Company's strategy includes acquisitions of related health care information businesses and other companies complementary to its business. The success of any such acquisition will depend on many factors, including the Company's ability to identify suitable acquisition candidates, the purchase price, the availability and terms of financing, and management's ability to integrate effectively the acquired services, technologies or businesses into the Company's operations. Significant competition for acquisition opportunities exists in the health care industry, which may significantly increase the costs of and decrease the opportunities for acquisitions. Although ENVOY is actively pursuing potential acquisitions, there can be no assurance that any acquisition will be consummated. Further, to the extent that the Company is able to consummate an acquisition, no assurance can be given that the Company will be able to operate any acquired business profitably or otherwise successfully implement its expansion strategy. ENVOY may finance future acquisitions through borrowings or the issuance of debt or equity securities. Although the Company historically has obtained financing on reasonable terms, there can be no assurances that future lenders will extend credit, or extend credit on favorable terms. Further, any issuance of equity securities could have a dilutive effect on the holders of Common Stock. Such acquisitions may result in the recognition by the Company of significant goodwill and increases in the amount of depreciation and amortization expense which could adversely affect the Company's operating results in future periods.

         Competition. ENVOY faces significant competition in the health care sector of the electronic transaction processing market from companies that are similarly specialized and also from companies that are involved in other, more highly developed sectors of the electronic transaction processing market. The Company also faces competition from other companies, such as vendors of provider information management systems, which have added or may add their own proprietary transaction processing systems to existing or future products. As a result of such competition, the Company may be pressured to reduce per transaction prices or eliminate per transaction prices altogether. If electronic transaction processing becomes the standard for claims and information processing, a number of larger and better capitalized entities may elect to enter the industry and further increase competitive pricing pressures. Many of the Company's existing and potential competitors are larger and have significantly greater financial, marketing, technological and other resources than the Company.

         Availability of Direct Links. Certain third-party payors provide electronic data transmission systems to health care providers that establish a direct link between the provider and the payor, bypassing third-party processors such as the Company. Any significant increase in the utilization of direct links between health care providers and payors would have a material adverse effect on the Company's business, operating results and financial condition.

         Uncertainty and Consolidation in the Health Care Industry. The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care industry participants. Federal and state legislatures periodically consider programs to modify or amend the United States health care system at both the federal and state level. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates or otherwise change the environment in which health care industry participants operate. Health care industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including investments in the Company's services and products. In addition, many health care providers are consolidating to create larger health care delivery organizations. This consolidation reduces the number of potential customers for the Company's services, and the increased bargaining power of these organizations could lead to reductions in the amounts paid for the Company's services. Industry developments are increasing the amount of capitation-based health care and reducing the need for providers to make claims of reimbursement for products or services. Other health care information companies, such as billing services and practice management vendors, which currently utilize the Company's services, have developed or acquired transaction processing and networking capabilities and may cease utilizing the Company's services in the future. The impact of these developments in the health care industry is difficult to predict and could have a material adverse effect on the Company's business, operating results or financial condition.

         Customer Concentration. No customer accounted for more than 10% of ENVOY's revenues during 1996. However, the Company's ten largest customers accounted for approximately 33% of the Company's revenues in 1996. Further consolidation in the health care industry is likely to increase customer concentration and may increase the Company's dependency on a limited number of customers. In addition, a significant portion of NEIC's revenues has been generated by five major insurance company payors who were shareholders of NEIC before its acquisition by ENVOY. Although each of these carriers has continued to use the Company's services after the acquisition of NEIC, they have no minimum transaction commitment to the Company in the future and there can be no assurance that the volume of business generated by these payors will not decline or terminate. The loss of one or more significant customers could have a material adverse effect on the Company's business, operating results or financial condition.

         Evolving Industry Standards and Rapid Technological Changes. The market for the Company's services is characterized by rapidly changing technology, evolving industry standards and frequent introduction of new and enhanced services. ENVOY's success will depend upon its continued ability to enhance its existing services, to introduce new services on a timely and cost-effective basis to meet evolving customer requirements, to achieve market acceptance for new services and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that competitive services will not be developed, or that any such competitive services will not have an adverse effect upon the Company's operating results.

         Dependence on Technology; Risk of Infringement. ENVOY's ability to compete effectively depends to a significant extent on its ability to protect its proprietary information. The Company relies primarily on copyright, trade secret and patent laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. The Company generally enters into confidentiality agreements with its consultants and employees and generally limits access to and distribution of its technology, software and other proprietary information. Although the Company intends to defend its intellectual property, there can be no assurance that the steps taken by ENVOY to protect its proprietary information will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. ENVOY is also subject to the risk of alleged infringement by ENVOY of the intellectual property rights of others. Although the Company is not currently aware of any pending or threatened infringement claims with respect to the Company's current or future products, there can be no assurance that third parties will not assert such claims. Any such claims could require the Company to enter into license arrangements or could result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. Furthermore, litigation may be necessary to enforce ENVOY's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition.

         Reliance on Data Centers. ENVOY's real-time electronic transaction processing services depend on its host computer system which is contained in a single data center facility. In addition, the Company's primary batch claims processing capacity is outsourced to one vendor that processes claims through a single computer center. The Company also operates a batch claims processing center which is contained in a single data center facility in Oklahoma City, Oklahoma for the processing of Blue Shield, Medicare and Medicaid claims. Although ENVOY is currently evaluating certain disaster recovery alternatives, neither the real-time host computer system nor the Oklahoma City batch claims center have a remote backup data center. There can be no assurance that fire or other disaster affecting such data centers would not disable the Company's respective systems or otherwise have a material adverse effect on the Company's business, financial condition or results of operations. In addition, a disruption in service from the vendor providing batch claims processing services to the Company could have a material adverse effect on the Company's business, operating results or financial condition.

         Proposed Health Care Data Confidentiality Legislation. Legislation which imposes restrictions on the ability of third-party processors to transmit certain patient data without specific patient consent has been introduced in the U.S. Congress. Such legislation, if adopted, could adversely affect the ability of third-party processors to transmit certain data, including treatment and clinical data, and could materially adversely affect the Company's future results.

SEASONALITY

         ENVOY's business is to some extent seasonal, with more revenues being generated from September through March as a result of a greater number of pharmaceutical claims arising in those months, while operating expenses tend to remain relatively constant over the course of the year.

IMPACT OF INFLATION

         Inflation has not had a significant impact on ENVOY's results of operations to date.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements required by Item 8 of Form 10-K are located on pages F-1 through F-25 of this Annual Report on Form 10-K. In addition, on pages S-1 and S-2 the supplemental financial schedules and report of independent accountants as required by Item 8 are provided. See Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Proxy Statement in connection with the Annual Meeting of Shareholders to be held on June 19, 1997 will contain under the caption "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" information required by Item 10 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Business - Executive Officers."


ITEM 11.    EXECUTIVE COMPENSATION

         The Proxy Statement in connection with the Annual Meeting of Shareholders to be held on June 19, 1997 will contain under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Proxy Statement in connection with the Annual Meeting of Shareholders to be held on June 19, 1997 will contain under the caption "Security Ownership of Certain Beneficial Owners and Management" information required by Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Proxy Statement in connection with the Annual Meeting of Shareholders to be held on June 19, 1997 will contain under the caption "Certain Relationships and Related Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Financial Statements:

         The following Financial Statements of ENVOY are filed as part of this
Report:

                                                                                                        Page Number
                           Description                                                                   in Report
                           -----------                                                                   ---------
         Reports of Independent Auditors                                                                     F-1
         Consolidated Balance Sheets, December 31, 1996 and December 31, 1995                                F-3
         Consolidated Statements of Operations for the years ended December 31,
                  1996, 1995 and 1994                                                                        F-5
         Consolidated Statements of Shareholders' Equity for the years ended
                  December 31, 1996, 1995 and 1994                                                           F-7
         Consolidated Statements of Cash Flows for the years ended December 31,
                  1996, 1995 and 1994                                                                        F-8
         Notes to Consolidated Financial Statements                                                         F-10

         2. Financial Statement Schedules:

         The following Financial Statement Schedules are filed as part of this Report and should be read in conjunction with the Financial Statements:

                                                                                                        Page Number
                           Description                                                                   in Report
                           -----------                                                                   ---------
         Independent Auditors Report                                                                        S-1
         Schedule II - Valuation of Qualifying Accounts                                                     S-2

         All schedules, except those set forth above, have been omitted since the information required is included in the Consolidated Financial Statements or Notes thereto, or they have been omitted as not applicable or not required

         3. Exhibits:

         See Item 14(c) below.

(b)      Reports on Form 8-K.

         During the fourth quarter of 1996, ENVOY did not file a Current Report on Form 8-K with the Securities and Exchange Commission.

(c)      Exhibits:

Exhibit No.       Description
-----------       -----------------------------------------------------
     2.1          Agreement and Plan of Distribution dated September 2,
                  1994, as amended through December 16, 1994 (1)

     2.2 Agreement and Plan of Merger dated November 30, 1995 by and among ENVOY, Envoy Acquisition Corporation and NEIC (2)

     3.1          Charter, as amended (4)

     3.2          By-Laws (1)

     4.1          Article IV of ENVOY's Charter, as amended (included in
                  Exhibit 3.1) (4)

     4.2          Shareholder Rights Plan (1)

     4.3 Series B Convertible Preferred Stock Purchase Agreement among ENVOY, General Atlantic Partners 25, L.P., GAP
                  Coinvestment Partners, L.P. and First Union Capital
                  Partners, Inc. dated November 30, 1995 (2)

     4.4 Registration Rights Agreement dated March 6, 1996 by and among ENVOY, General Atlantic Partners 25, L.P., GAP
                  Coinvestment Partners, L.P. and First Union Capital
                  Partners, Inc. (3)

     4.5 Securities Purchase Agreement dated March 6, 1996 by and among ENVOY and the Purchasers set forth on the signature pages thereto (3)

     4.6 Registration Rights Agreement dated March 6, 1996 by and among ENVOY and the Purchasers set forth on the signature pages thereto (3)

    10.1 Form of License and Transition Services Agreement by and among ENVOY, the Predecessor and First Data (1)

    10.2          Form of Management Services Agreement by and between
                  ENVOY and First Data (1)

    10.3 Form of Human Resources Agreement between ENVOY and First Data (1)

    10.4          Form of Tax Disaffiliation Agreement between the

                  Predecessor and ENVOY (1)
    10.5 Note Purchase Agreement dated June 6, 1995 by and between ENVOY and First Data (4)

    10.6          Amended and Restated Credit Agreement dated
                  November 8, 1996 among First Union National Bank of
                  North Carolina, as agent, various Lenders and ENVOY (5)

Exhibit No.       Description
-----------       ----------------------------------------------------------
                           MANAGEMENT CONTRACT OR COMPENSATORY
                                         PLAN
    10.7          Employment Agreement between ENVOY and Fred C.
                  Goad, Jr. (1)

    10.8          Employment Agreement between ENVOY and Jim D.
                  Kever (1)

    10.9          Employment Agreement between ENVOY and Kevin M.
                  McNamara (6)

    10.10         Employment Agreement between ENVOY and Richard P.
                  Caliri (6)

    10.11         Amended and Restated 1995 Employee Stock Incentive
                  Plan

    10.12         Amended and Restated 1995 Stock Option Plan for Outside
                  Directors

    10.13         1992 Incentive Plan (1)

    10.14         1992 Non-Employee Directors Stock Option Plan (1)

    10.15         1990 Officer and Employee Stock Option Plan (1)

    10.16         1990 Director Stock Option Plan (1)

    10.17         1987 Stock Option Plan (1)

    10.18         Form of Indemnification Agreement (1)



    21            Subsidiaries

    23.1          Independent Auditors' Consent

    23.2          Independent Auditors' Consent

    27            Financial Data Schedule (for SEC use only).

------------
(1)  Incorporated by reference to the Registrant's Form 10, as amended No.
     0-25062.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed December 7, 1995.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed March 21, 1996.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-3, as amended, No. 333-04433.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ENVOY CORPORATION


                                    By: /s/ Fred C. Goad, Jr.
                                        ---------------------------------------
                                        Fred C. Goad, Jr.
                                        Chairman and Co-Chief Executive Officer

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                     Title                                       Date
        ---------                                     -----                                       ----
 /s/ Fred C. Goad, Jr.                       Chairman of the Board, Co-                      March 26, 1997
------------------------------               Chief Executive Officer and
Fred C. Goad, Jr.                            Director


 /s/ Jim D. Kever                            Co-Chief Executive Officer,                     March 26, 1997
------------------------------               President and Director
Jim D. Kever

                                             Senior Vice President and                       March 26, 1997
 /s/ Kevin M. McNamara                       Chief Financial Officer
------------------------------               (Principal Financial and
Kevin M. McNamara                            Accounting Officer)


 /s/ William E. Ford                         Director                                        March 26, 1997
------------------------------
William E. Ford

 /s/ W. Marvin Gresham                       Director                                        March 26, 1997
------------------------------
W. Marvin Gresham

 /s/ Laurence E. Hirsch                      Director                                        March 26, 1997
------------------------------
Laurence E. Hirsch

 /s/ G. Walter Loewenbaum II                 Director                                        March 26, 1997
------------------------------
G. Walter Loewenbaum II


 /s/ Richard A. McStay                       Director                                        March 26, 1997
------------------------------
Richard A. McStay

 /s/ Harlan F. Seymour                       Director                                        March 26, 1997
------------------------------
Harlan F. Seymour

                         Report of Independent Auditors


Board of Directors and Shareholders
ENVOY Corporation

We have audited the accompanying consolidated balance sheets of ENVOY Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ENVOY Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      Ernst & Young LLP
Nashville, Tennessee
February 12, 1997,
except as to Note 16, as to which the date is March 11, 1997
                                                                             F-1

INDEPENDENT AUDITORS' REPORT


BOARD OF DIRECTORS AND STOCKHOLDERS
ENVOY Corporation
Nashville, Tennessee

We have audited the accompanying statements of operations, shareholders' equity and cash flows for the year ended December 31, 1994 of ENVOY Corporation. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 10, 1995
(June 6, 1995 as to Note 3)
                                                                             F-2

                                ENVOY Corporation

                           Consolidated Balance Sheets

                        (In thousands, except share data)




                                                                                       DECEMBER 31,
                                                                              1996                      1995
                                                                      -----------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $     36,430          $        222
    Short-term investments                                                                0                 5,103
    Trade accounts receivable, less allowance for
       doubtful accounts of $1,470 and $534 in 1996
       and 1995, respectively                                                        20,435                 6,460
    Inventories                                                                       2,586                 2,092
    Deferred income taxes                                                             1,018                   300
    Other                                                                             2,947                 1,615
                                                                      --------------------- ---------------------
Total current assets                                                                 63,416                15,792

Property and equipment:
    Equipment                                                                        24,627                16,474
    Furniture and fixtures                                                            3,004                   704
    Leasehold improvements                                                            2,124                   904
                                                                      --------------------- ---------------------
                                                                                     29,755                18,082
Less accumulated depreciation and amortization                                      (14,402)               (5,314)
                                                                      --------------------- ---------------------
                                                                                     15,353                12,768
Other assets:
   Goodwill, net of amortization                                                     26,981                   499
   Other intangibles, net of amortization                                            25,628                     0
   Other                                                                              2,436                 1,091
                                                                      --------------------- ---------------------
Total assets                                                                     $  133,814           $    30,150
                                                                      ===================== =====================


See accompanying notes.

                              ENVOY CORPORATION

                   CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      (In thousands, except share data)


                                                                                       DECEMBER 31,
                                                                              1996                      1995
                                                                      -----------------------------------------------

Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                                            $     4,828             $     388
    Accrued expenses and other current liabilities                                   10,071                 4,127
    Current portion of long-term debt                                                    93                     0
                                                                      --------------------- ---------------------
Total current liabilities                                                            14,992                 4,515

Long-term debt, less current portion                                                  8,412                10,000

Deferred income taxes                                                                 1,965                   300

Shareholders' equity:
    Preferred stock--no par value; authorized,
       12,000,000 shares in 1996 and 1995;
       3,730,233 issued in 1996                                                      40,100                     0
    Common stock--no par value in 1996 and 1995;
       authorized, 48,000,000 shares;
       issued, 15,354,531 and 11,289,421 in
       1996 and 1995, respectively                                                  103,199                11,289
    Additional paid-in capital                                                        7,155                 7,155
    Retained deficit                                                                (42,009)               (3,109)
                                                                      --------------------- ---------------------
Total shareholders' equity                                                          108,445                15,335
                                                                      --------------------- ---------------------
Total liabilities and shareholders' equity                                      $   133,814            $   30,150
                                                                      ===================== =====================


See accompanying notes.

                              ENVOY CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              YEAR ENDED DECEMBER 31,

                                                                      1996               1995               1994
                                                                   ----------          --------           --------

Revenues                                                           $   76,584          $ 26,055           $ 20,950

Operating costs and expenses:
    Cost of revenues                                                   38,252            15,435             13,280
    Selling, general and administrative                                18,950             8,243              5,901
    Depreciation and amortization                                      19,177             2,468              1,990
    Merger and facility integration costs                              35,364                 0                  0
    EMC losses                                                            540                 0                  0
                                                                   ----------          --------           --------
    Operating loss                                                    (35,699)              (91)              (221)

    Other income (expense):
       Interest income                                                  1,032               380                 29
       Interest expense                                                (2,656)             (513)                 0
                                                                   ----------          --------           --------
                                                                       (1,624)             (133)                29
                                                                   ----------          --------           --------
    Loss from continuing operations
      before income taxes and loss in investee                        (37,323)             (224)              (192)

Provision (benefit) for income taxes                                    1,577                 0                (73)
Loss in investee                                                            0            (1,776)                 0
                                                                   ----------          --------           --------
Loss from continuing operations                                       (38,900)           (2,000)              (119)

Income from discontinued operations, net of
   income taxes                                                             0                30              5,526

First data transaction expenses, including income taxes                     0            (2,431)              (708)
                                                                   ----------          --------           --------
(Loss) income from discontinued operations                                  0            (2,401)             4,818
                                                                   ----------          --------           --------
Net (loss) income                                                  $  (38,900)         $ (4,401)          $  4,699
                                                                   ==========          ========           ========



 (Continued)

                              ENVOY CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                    DECEMBER 31,

                                                                  1996                1995                   1994
                                                           ------------------    -----------------     ------------------
Earnings (loss) per common share:
       Continuing operations                                          $(2.99)               $(0.18)                $(0.01)
       Discontinued operations                                              0                (0.21)                  0.42
                                                           ------------------     ----------------      -----------------
Net (loss) income                                                     $(2.99)               $(0.39)               $  0.41
                                                           ==================     =================     ==================

    Weighted average shares outstanding                                13,019                11,241                11,510
                                                           ==================     =================     ==================


See accompanying notes.

                              ENVOY CORPORATION

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                (IN THOUSANDS)




                                            COMMON STOCK     PREFERRED STOCK    ADDITIONAL RETAINED                  TOTAL
                                          -----------------------------------    PAID-IN   EARNINGS    DEFERRED   SHAREHOLDERS'
                                          SHARES    AMOUNT    SHARES   AMOUNT    CAPITAL   (DEFICIT) COMPENSATION    EQUITY

                                          -----------------------------------------------------------------------------------
Balance at December 31, 1993              10,888   $ 10,888                     $ 31,767   $  3,582    $     0      $  46,237
   Stock options exercised                   130        130                          855          0          0            985
   Income tax benefit realized on
      exercise of stock options                0          0                          594          0          0            594
   Stock option compensation charge            0          0                        1,974          0     (1,264)           710
   Net income                                  0          0                            0      4,699          0          4,699
                                          -----------------------------------------------------------------------------------
Balance at December 31, 1994              11,018     11,018                       35,190      8,281     (1,264)        53,225
   Stock options exercised                   271        271                          349          0          0            620
   Income tax benefit realized on
     exercise of stock options                 0          0                           46          0          0             46
   FDC merger:
       Stock option compensation charge        0          0                            0          0      1,264          1,264
       Equity transfer                         0          0                      (28,430)    (6,989)         0        (35,419)
   Net loss                                    0          0                            0     (4,401)         0         (4,401)
                                          -----------------------------------------------------------------------------------
Balance at December 31, 1995              11,289     11,289                        7,155     (3,109)         0         15,335
   Stock options exercised                   163        510                            0          0          0            510
   Stock issued in connection with
     acquisitions                            413      6,650   3,730   $ 40,100         0          0          0         46,750
   Conversion of debt to common stock        170      1,786       0          0         0          0          0          1,786
   Proceeds from issuance of stock         3,320     82,964       0          0         0          0          0         82,964
   Net loss                                    0          0       0          0         0    (38,900)         0        (38,900)
                                          -----------------------------------------------------------------------------------
Balance at December 31, 1996              15,355   $103,199   3,730   $ 40,100  $  7,155   $(42,009)   $     0      $ 108,445
                                          ===================================================================================

                          See accompanying notes.

                              ENVOY Corporation

                    Consolidated Statements of Cash Flows

                                (In thousands)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                1996               1995               1994
                                                                             ------------------------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    NET (LOSS) INCOME                                                        $  (38,900)        $  (4,401)           $  4,699
    Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
           Depreciation and amortization                                         19,187             3,550               4,941
           Stock option compensation expense                                          0             1,264                 710
           Provision for losses on accounts receivable                            1,017               359                   0
           Deferred income taxes                                                    524                96                 143
           Write-off of certain assets and investments                           32,281               820                   0
           Changes in assets and liabilities, net of
             First Data transaction and acquired businesses:
               Decrease (increase) in accounts receivable                        (6,931)            1,185              (2,146)
               Increase in inventories                                             (440)           (1,568)             (1,637)
               Decrease (increase) in other current assets                       (1,851)             (619)                (49)
               Increase (decrease) in accounts payable,
                 accrued expenses and other current
                   liabilities                                                   (2,619)            1,273               1,777
                                                                             ------------------------------------------------
    Net cash provided by operating activities                                     2,268             1,959               8,438

    INVESTING ACTIVITIES
    Net (increase) decrease in short-term investments                             5,103            (5,103)               (394)
    Purchases of property and equipment                                          (4,784)           (7,970)             (7,684)
    Payments received on notes receivable                                           400             1,639                 400
    Additions to notes receivable                                                   (66)                0                   0
    Increase in other assets                                                       (296)             (580)               (603)
    Investment in investee                                                            0              (750)                  0
    Payments for businesses acquired, net of $5,543
       cash  acquired                                                           (96,960)                0                   0
                                                                             ------------------------------------------------
    Net cash used in investing activities                                       (91,125)          (12,764)             (8,281)

    FINANCING ACTIVITIES
    Proceeds from issuance of preferred stock                                    40,100                 0                   0
    Proceeds from issuance of common stock                                       88,474               620               1,579
    Proceeds from long-term debt                                                 43,947            10,000               1,260
    Payments on long-term debt                                                  (43,994)           (1,120)               (140)
    Payment on deferred financing costs                                          (1,200)                0                   0
    Redemption of preferred stock                                                (2,262)                0                   0
    Cash transferred in First Data transaction                                        0            (2,743)                  0
                                                                             ------------------------------------------------
    Net cash provided by financing activities                                   125,065             6,757               2,699
                                                                             ------------------------------------------------
    Net increase (decrease) in cash and cash
       equivalents                                                               36,208            (4,048)              2,856
    Cash and cash equivalents at beginning of year                                  222             4,270               1,414
                                                                             ------------------------------------------------
    Cash and cash equivalents at end of year                                 $   36,430         $     222            $  4,270
                                                                             ================================================


         (Continued)

                              ENVOY Corporation

                                (In thousands)




                                                                           YEAR ENDED DECEMBER 31,

                                                                  1996                1995                 1994
                                                           ------------------   -----------------   ------------------
    SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                          $         (2,141)    $            (513)  $               29
    Interest received                                      $          1,024     $             380   $              814
    Income taxes paid                                      $           (141)    $            (476)  $           (2,056)

    NONCASH TRANSACTIONS
    First data transaction:
       Book value of assets transferred, excluding cash    $              0     $          36,083    $               0
       Liabilities transferred                                            0     $          (3,407)                   0
       Equity transferred                                                 0     $         (35,419)                   0
                                                           ----------------     -----------------    -----------------


    Cash transferred                                       $              0     $          (2,743)   $               0
                                                           ================     =================    =================

     ACQUISITIONS
     Working capital                                       $            302     $               0    $               0
     Intangible assets                                                1,348                     0                    0
     Common stock issued                                             (1,650)                    0                    0
                                                           ----------------     -----------------    -----------------
     Cash transferred                                      $              0     $               0    $               0
                                                           ================     =================    =================

     CONVERSION OF DEBT TO COMMON STOCK                    $          1,786     $                    $               0
                                                           ================     =================    =================



  See accompanying notes.

                              ENVOY Corporation

1.    ORGANIZATION

ENVOY Corporation, a Tennessee corporation (the "Company" or "New Envoy"), was incorporated in August 1994 as a wholly-owned subsidiary of Envoy Corporation, a Delaware corporation ("Old Envoy"), and through a stock dividend distribution by Old Envoy of all of the outstanding shares of the common stock of New Envoy (the "Distribution") the Company ceased to be a wholly-owned subsidiary of Old Envoy. Immediately after the Distribution, Old Envoy was merged with and into First Data Corporation ("First Data") (see Note 3). Old Envoy was formed in 1981 to develop and market electronic transaction processing services to capture and transmit time critical information for the financial services and health care markets. In 1995, the assets and liabilities of Old Envoy associated with the electronic transaction processing for the health care markets and governmental benefits programs were transferred to New Envoy. For accounting purposes, the Company's financial statements for 1995 and 1994 include financial information for its predecessor, Old Envoy, with the financial services electronic processing business (the "financial business") shown as discontinued operations. For purposes of the notes to the consolidated financial statements, the "Company" refers to Old Envoy and New Envoy for the period prior to June 6, 1995. The Company currently provides electronic data interchange services to participants in the health care market, including pharmacies, physicians, hospitals, dentists, billing services, commercial insurance companies, managed care organizations, state and federal government agencies and others.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPALS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

SHORT-TERM INVESTMENTS

Short-term investments include investments in fixed rate securities consisting primarily of bonds and corporate notes. These investments have maturity dates of one to five years from the date of purchase and are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." It is the Company's intent not to hold these investments to maturity.

The majority of short-term investments as of December 31, 1995 are U.S. Treasury and U.S. Government agencies securities. The Company's proceeds, gross realized gains and gross realized losses from the sale of available-for-sale securities were $6,126,000, $1,911, and $39,138, respectively, in 1996; $9,470,000,
$288,000, and $9,000, respectively, in 1995; and $35,900,000, $146,000 and
$66,000, respectively, in 1994.

                              ENVOY Corporation

INVENTORIES

Inventories which consist of point-of-service terminals and parts, are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is provided over the estimated lives of the respective assets on the straight-line basis principally over five to seven years. Depreciation expense totaled $4,614,000, $2,418,000, and $1,962,000 for 1996, 1995 and 1994, respectively.

OTHER ASSETS

Other assets, including goodwill, customer lists, covenants not to compete, developed technology, assembled work force, and submitter/payor relationships, are being amortized on a straight-line basis over two to nine year time periods, as applicable. The Company periodically evaluates the recoverability of such intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. Amortization expense related to such intangible assets for 1996, 1995 and 1994 was $14,563,000, $38,175 and $28,631, respectively. At
December 31, 1996 and 1995, accumulated amortization of intangible assets was $14,563,000 and $66,806, respectively.

REVENUE RECOGNITION

Processing services revenue is recognized as the transactions are processed. Receivables generally are due within 30 days and do not require collateral.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share has been computed by dividing net income (loss) by the weighted average common and dilutive common equivalent shares outstanding using the treasury stock and modified treasury stock methods, as appropriate. In June 1995, the Company issued a convertible subordinated note which is not considered a common stock equivalent.

RESEARCH AND DEVELOPMENT

Research and development expenses of $1,654,000 in 1996, $1,419,000 in 1995, and $1,047,000 in 1994 were charged to cost of revenue as incurred until technological feasibility had been established for the product. Thereafter, all software development costs are being capitalized until the product is available for general use to customers. The Company has not capitalized any significant software costs to date.

INCOME TAXES

Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

                              ENVOY Corporation

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

Under various benefit plans, the Company grants stock options for a fixed number of shares to employees, directors and others with an exercise price which approximates the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, ("APB No. 25") "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1995 and 1994 financial statements to conform with the 1996 presentation.

3.    DISCONTINUED OPERATIONS--TRANSACTION WITH  FIRST DATA CORPORATION

On June 6, 1995, the Company completed a merger of its financial transaction processing business with First Data (the "First Data Merger"). Pursuant to a management services agreement entered into in connection with the First Data Merger, the Company is receiving a fee from First Data of $1,500,000 per annum, payable in quarterly installments of $375,000, during the first two years following the First Data Merger, after which period such fees are anticipated to end. Management fees of $1,500,000 and $850,000 for the years ended 1996 and 1995 are classified in revenues in the consolidated statements of operations. First Data has asserted certain indemnification claims against the Company in connection with the First Data Merger. Pending resolution of these claims, First Data has withheld certain payments due the Company under the management services agreement. ENVOY and FDC have reached a preliminary understanding whereby FDC has agreed to pay all amounts due under the Management Services Agreement, subject to the execution of a definitive agreement. Accordingly, management believes that the ultimate resolution of the First Data claims will not have a material adverse effect on the results of operations or financial position of the Company.

The net assets of the financial business were merged with and into First Data and were accounted for as discontinued operations. The net assets of the discontinued financial business were comprised of the following as of June 6, 1995 (in thousands):


Current assets                          $    25,155
Noncurrent assets                            13,671
Current liabilities                          (2,716)
Noncurrent liabilities                         (691)
                                        -----------
                                        $    35,419
                                        ===========

                              ENVOY Corporation

Revenues of the financial business were $12,828,000 for the period January 1, 1995 through June 6, 1995 and $33,436,000 for the year ended December 31, 1994.

The Company incurred $1,997,000 in expense related to the Distribution and First Data Merger for the year ended December 31, 1995. These expenses consisted primarily of legal, accounting and financial advisor fees. As set forth in the merger agreement, First Data paid 50% of the costs of the transactions up to a maximum expense to First Data of $2,000,000. The $1,997,000 incurred by the Company is net of the $2,000,000 paid by First Data. The costs associated with the First Data Merger have been included in discontinued operations including applicable income taxes of $434,000 for the year ended December 31, 1995 and reflect the reversal of tax benefits previously recognized for such charges. The First Data Merger costs for the year ended December 31, 1994 net of taxes totaled $708,000.

4.    ACQUISITIONS

Each of the following acquisitions was accounted for under the purchase method of accounting, applying the provisions of APB Opinion No. 16 ("APB 16") and, as a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. All actual allocations of goodwill and identifiable intangibles will be based upon further studies and may change during the allocation period, generally one year following the date of acquisition. The financial statements for the year ended 1996 reflect the operations of the acquired businesses for the period after their respective dates of acquisition.

NATIONAL ELECTRONIC INFORMATION CORPORATION ("NEIC")

On March 6, 1996, the Company's shareholders approved the acquisition of NEIC for an aggregate purchase price of approximately $94,301,000, consisting of (i) $86,154,000 paid to the NEIC stockholders, (ii) $2,200,000 paid to certain NEIC stockholders on August 1, 1996 and (iii) certain other transaction and acquisition costs of $5,947,000. Based upon management's preliminary estimates, the Company recorded $36,318,000 in goodwill and $19,600,000 of identifiable intangible assets related to the NEIC acquisition.

In connection with the NEIC acquisition, the Company incurred a one time write-off of acquired in-process technology of $30,000,000 and such amount was charged to expense in the three months ended March 31, 1996, because this amount relates to research and development that had not reached technological feasibility and for which there was no alternative future use. The $30,000,000 is classified as merger and facility integration costs in the consolidated statement of operations.

The NEIC acquisition was financed through equity and debt financing. An aggregate of 3,730,233 shares of the Company's Series B Convertible Preferred Stock were issued to three investors for a total purchase price of $40,100,000. Additionally, the Company issued 333,333 shares of the Company's common stock (the "Common Stock") to various investors for an aggregate purchase price of $5,000,000. The Company also entered into a credit agreement, whereby the Company obtained $50,000,000 in bank financing in the form of a $25,000,000 revolving credit facility and a $25,000,000 term loan (See Note 9). An additional 840 shares of NEIC cumulative redeemable preferred stock were redeemed by the Company on August 1, 1996 at a redemption price of approximately $2,200,000.

                              ENVOY Corporation

TELECLAIMS, INC. ("TELECLAIMS")

On March 1, 1996, the Company acquired all the issued and outstanding capital stock of Teleclaims in exchange for 73,242 shares of Common Stock yielding a purchase price of approximately $1,500,000. Goodwill and identifiable intangibles in the amount of $648,000 were recorded in connection with the acquisition of Teleclaims. Also recorded as part of the Teleclaims acquisition was a one time write-off of acquired in-process technology of $700,000 and such amount was charged to expense in the three months ended March 31, 1996, because this amount related to research and development that had not reached technological feasibility and for which there was no alternative future use. The $700,000 is classified as merger and facility integration costs in the consolidated statement of operations. The allocation is based on management's preliminary estimates.

NATIONAL VERIFICATION SYSTEMS, L. P.  ("NVS")

On September 13, 1996, the Company completed the acquisition of certain assets and liabilities of NVS for $2,150,000 in cash. Based on management's preliminary estimates, the Company recorded $1,864,000 of goodwill and other identifiable intangible assets related to the NVS acquisition.

PROFESSIONAL OFFICE SYSTEMS, INC. ("POSI")

On October 31, 1996, the Company acquired all the issued and outstanding capital stock of POSI, the electronic data interchange clearinghouse for Blue Cross and Blue Shield of the National Capital Area, for approximately $7,600,000 in cash. Based upon management's preliminary estimates, goodwill and identifiable intangibles in the amount of $6,742,000 were recorded in connection with the acquisition of POSI.

The following presents unaudited pro forma results of operations (including the one-time write-off of acquired in-process technology and all merger and facility integration costs) for the year ended December 31, 1996 and 1995 assuming all acquisitions, including EMC*Express, Inc. ("EMC") (See Note 6), had been consummated at the beginning of the periods presented (in thousands, except per share data):

                                                Year Ended December 31,
                                                 1996           1995
                                             ------------   ------------
Revenues                                     $     88,674   $     70,037
Loss from continuing operations                   (29,729)       (36,098)
Loss per common share:
     Continuing operations                         $(2.23)        $(3.10)

                              ENVOY Corporation

5.       MERGER AND FACILITY INTEGRATION COSTS

As a result of the acquisitions of NEIC and Teleclaims in March 1996, the Company approved a plan that reorganized certain of its operations, personnel and facilities to gain the effects of potential cost savings and operating synergies. The cost of this plan to integrate the acquired companies is being recognized as incurred in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and are not part of the purchase price allocation. The costs for the year ended December 31, 1996 associated with this plan of $4,664,000 include exit costs associated with lease terminations, personnel costs, writedowns of impaired assets and other related costs that were incurred as a direct result of the plan and are classified as merger and facility integration costs in the consolidated statement of operations. The terminated employee groups include accounting, marketing and certain areas of the systems and operations departments. The number of employees to be terminated is approximately 120, of which 93 employees had been terminated as of December 31, 1996. Adjustments made to the liability as of December 31, 1996 were approximately $1,434,000. The Company estimates that no future costs will be charged to merger and facility integration costs related to NEIC and Teleclaims.

Merger and facility integration costs consist of the following for the year ended December 31, 1996 (in thousands):


     Write-off of acquired in-process technology        $     30,700

     Facility integration costs                                4,664
                                                        ------------
     Total merger and facility integration costs        $     35,364
                                                        ============


6.     LOSS IN INVESTEE

On January 28, 1995, the Company purchased 17.5% of the capital stock of EMC for approximately $570,000. In connection therewith, the Company paid $250,000 for an option to purchase the remainder of the capital stock of EMC (the "Option"), and also entered into a management agreement to provide management services to EMC (the "Management Agreement"). Under the terms of the Management Agreement, the Company agreed to fund certain operating costs of EMC in the form of advances. The Management Agreement could be terminated by the Company at any time on 60 days written notice, at which time the Option would be terminated. The Company gave notice to terminate the Management Agreement on January 31, 1996. As a result of the termination notice and other facts and circumstances, the Company determined that it was probable an impairment to its investment had occurred. Accordingly, the Company recorded an adjustment in the fourth quarter of 1995 in the amount of $1,637,000, to recognize an impairment in the carrying value of its investment and cumulative advances. During 1995, the Company recognized losses for its initial investment and option aggregating $820,000 and advances and equity losses of $956,000 or a total loss in the EMC investment of $1,776,000.

Based on the Company's decision to terminate the Management Agreement, the Company discontinued the equity method of accounting for EMC and began accounting for the investment on a cost basis. Accordingly, the funding of EMC's operating costs in 1996 have been charged to operating expenses. The Company was committed through March 31, 1996 to continue to fund certain operating costs of EMC. The amounts disbursed for the funding of these costs during the first two quarters of 1996 were $540,000.

                              ENVOY Corporation

Following the termination of the Management Agreement and the Option, certain shareholders of EMC filed a lawsuit in March 1996 against the Company asserting claims for breach of contract and negligent conduct. On October 18, 1996, the Company settled this lawsuit for $300,000. Concurrent with the settlement of the lawsuit, the Company completed the acquisition of the remaining 82.5% interest in EMC for approximately $2,000,000 in cash. The EMC acquisition was accounted for under the purchase method of accounting applying the provisions of APB No. 16 and, as a result, the Company recorded the assets and liabilities at their estimated fair values. Based on management's preliminary estimates, the Company recorded $1,954,000 of other identifiable intangible assets related to the EMC acquisition. The actual allocation will be based on further studies and may change during the allocation period, generally one year following the date of acquisition. The operations of EMC are included in the consolidated statement of operations from the date of acquisition.

7.    ACCRUED EXPENSES

Accrued expenses and other current liabilities consists of the following (in thousands):


                                                DECEMBER 31,
                                            1996            1995
                                      --------------------------------
     Accrued communication expense    $          2,259   $        500
     Accrued income taxes                        1,789             49
     Accrued salaries and benefits               1,454            693
     Accrued vendor incentives                   1,085            250
     Other                                       3,484          2,635
                                      -------------------------------
                                      $         10,071   $      4,127
                                      ===============================


8.    LONG-TERM DEBT

In connection with the Distribution and First Data Merger, the Company entered into a $10,000,000 note agreement with First Data on June 6, 1995 (the "Convertible Note"). The Convertible Note is convertible, at the option of the holder, into fully paid and nonassessable shares of Common Stock. The conversion price and conversion rights are subject to adjustment for stock dividends, subdivision, and combinations, subsequent issuances of Common Stock, issuances of certain rights, stock purchase rights or convertible securities and certain issuer tender offers. The current conversion price is at the rate of one share of Common Stock for each $10.52 face amount. The Convertible Note is due in full on May 6, 2000 and requires semiannual interest payments each April and October. The Convertible Note may be prepaid at any time after June 6, 1997 subject to prepayment penalties of 4% for prepayment before June 6, 1998 and 2% for prepayment before June 6, 1999. The Convertible Note requires the Company to maintain certain financial covenants and places certain limitations on the incurrence of additional indebtedness, payment of dividends and sale of assets. During 1996, First Data sold the Convertible Note to an unrelated third party for $13,500,000. The terms and conditions of the Convertible Note remain substantially the same.

                              ENVOY Corporation

On November 7, 1996, the Company filed a registration statement with the Securities and Exchange Commission covering the offering of 321,289 shares of Common Stock pursuant to the demand of the current holders of the Convertible Note under a Registration Rights Agreement dated June 6, 1995. The Company was advised by the holders of the Convertible Notes that they intended to convert $3,380,000 principal amount of the Convertible Notes into 321,289 shares of Common Stock to permit their sale pursuant to the registration statement. As of December 31, 1996, $1,786,000 in principal amount of the Convertible Note had been converted into 169,789 shares of Common Stock and sold pursuant to the registration statement. Subsequent to December 31, 1996, $500,000 in principal amount of the Convertible Note was converted into 47,528 shares of Common Stock.

In November 1996, the Company amended its revolving credit facility to increase the amount of credit available thereunder to $50,000,000. The Company currently has no amounts outstanding under the amended credit facility. Any outstanding borrowings made against the amended credit facility would bear interest at a rate equal to the Base Rate (as defined in the amended credit facility) or LIBOR. The amended credit facility is due and payable in full on June 30, 2000. The amended credit facility contains financial covenants applicable to the Company including ratios of debt to capital, annualized EBITDA to annualized interest expense and certain other financial covenants customarily included in a credit facility of this type. The Company and its subsidiaries also are subject to certain restrictions relating to payment of dividends, acquisitions, incurrence of debt and other restrictive provisions. The amended credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

9.    LEASES AND COMMITMENTS

The Company leases certain equipment and office space under operating leases. Rental expense incurred under the leases during the years ended December 31, 1996, 1995, and 1994 was approximately $1,596,000, $1,095,000, and $1,631,000, respectively.

Future minimum rental payments at December 31, 1996 under operating lease arrangements are as follows (in thousands):

                   1997                                   $1,748
                   1998                                    1,039
                   1999                                    1,086
                   2000                                    1,057
                   2001                                      779
                   Thereafter                                730
                                                          ------
                   Total minimum lease payments           $6,439
                                                          ======

10.   STOCK OPTIONS

The Company has elected to follow APB No. 25 and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                              ENVOY Corporation

At December 31, 1996, the Company had reserved 4,214,640 shares of Common Stock for issuance in connection with the stock option plans. Summaries of stock options outstanding are as follows:


                                                                                                WEIGHTED-
                                                          NUMBER OF     OPTION PRICE PER        AVERAGE
                                                           SHARES            SHARE           EXERCISE PRICE
                                                         --------------------------------------------------
Outstanding, December 31, 1993                            1,598,000 $    1.50 -  $ 4.92
    Granted                                                  10,000      4.00 -    7.00
    Exercised                                             (130,000)      1.83 -    4.92
    Canceled                                                (1,000)      1.50 -    3.79
                                                         ---------------------------------------------------
Outstanding, December 31, 1994                            1,477,000      1.83 -    7.00          $  2.61
    Granted                                               1,829,000      2.19 -   18.00             9.54
    Exercised                                             (271,000)      1.83 -    3.79             2.28
                                                         ---------------------------------------------------
Outstanding, December 31, 1995                            3,035,000      1.83 -   18.00             6.81
    Granted                                                 625,000     20.25 -   40.25            24.53
    Exercised                                             (163,000)      1.83 -    7.75             3.12
    Canceled                                              (268,000)      7.75 -   10.00             9.02
                                                         ---------------------------------------------------
Outstanding, December 31, 1996                            3,229,000 $    1.83 - $ 40.25          $ 10.25
                                                         ===================================================

The number of stock options exercisable and the weighted average exercise price of these options was 1,254,000 and $3.47 and 1,215,000 and $2.72 at December 31, 1996 and 1995, respectively. The weighted-average fair value of options granted during 1996 and 1995 was $13.93 and $4.00, respectively. The weighted-average remaining contractual life of those options is 5 years.

The Company's 1995 Employee Stock Incentive Plan, as amended, has authorized the grant of options for up to 3,000,000 shares of Common Stock. All options granted have 10 year terms from the grant date and vest over periods from one to five years from the date of grant. At December 31, 1996, 2,151,000 shares were outstanding under this plan.

The Company's 1995 Stock Option Plan for Outside Directors has authorized the grant of options to the Company's non-employee directors for up to 60,000 shares of Common Stock. All options granted have 10 year terms and become fully exercisable one year from the date of grant. At December 31, 1996, 14,000 options were outstanding under this plan.

Prior to the First Data Merger, Old Envoy had outstanding non-qualified stock options for 1,214,640 shares of common stock. The grants were made under the 1987 Stock Option Plan, the 1990 Director Stock Option Plan, the 1990 Officer and Employee Stock Option Plan, the 1992 Non-Employee Directors' Plan and the 1992 Incentive Plan. Because all of these grants were made prior to the First Data Merger, no further grants may be made under these plans. All options granted thereunder have 10 year terms from the grant date. In connection with the Distribution and First Data Merger, each holder of an outstanding option to

                              ENVOY Corporation
purchase shares of Old Envoy common stock (an "Old Envoy Option") received an option to purchase an equal number of shares of Common Stock (a "New Envoy Option"). The exercise price of the New Envoy option is equal to a percentage (the "distribution percentage") of the exercise price of the Envoy option. The distribution percentage was established based upon the market prices of Common Stock and Old Envoy common stock as determined by the ratio of (i) the average of the closing prices of Common Stock on the three trading days immediately following the First Data Merger to (ii) the closing price of Old Envoy Common Stock immediately prior to the First Data Merger. The distribution percentage was 33.33% and resulted in a retroactive correspondingly downward adjustment of each New Envoy option. The distribution percentage adjustment was designed to place the holder of an Old Envoy option in the same economic position after the First Data Merger as before the First Data Merger. At December 31, 1996, 1,064,000 shares were outstanding and fully exercisable under these plans.


The Compensation Committee of the Board of Directors amended the 1992 Incentive Plan in August 1994 to provide that all options thereunder would vest immediately preceding the expiration of such option grant or earlier upon the attainment of certain performance criteria. This amendment resulted in the recording of deferred compensation and additional paid-in capital of approximately $1,974,000. The deferred compensation was recognized as an expense over the vesting period. Based on the attainment of certain of the performance criteria during the year ended December 31, 1994, one-third of the options vested effective January 31, 1995, and as a result, $710,000 of the deferred compensation expense was recognized during 1994. As a result of the First Data Merger (see Note 3), the vesting of all outstanding options was accelerated and all options became fully vested as of the effective time of the First Data Merger. Accordingly, during the year ended December 31, 1995, the remaining deferred compensation expense of $1,264,000 was recognized.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates ranging from 5.51% to 6.24% and 5.36% to 6.69%; no dividend yield; volatility factors of the expected market price of Common Stock ranging from .386 to .388 and .385 to .419; and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                              ENVOY Corporation

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for loss per share information):

                                             1996              1995
                                       ----------------------------------
Pro forma net loss                     $    (40,640)    $      (4,838)
Pro forma loss per common share        $      (3.12)    $        (.43)

Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until the new rules are applied to all outstanding awards.

11.   SHAREHOLDER RIGHTS PLAN

In connection with the First Data Merger, the Board of Directors adopted a shareholder rights plan for the Company. The purpose of the shareholder rights plan is to protect the interests of the Company's shareholders if the Company is confronted with coercive or potentially unfair takeover tactics by encouraging third parties interested in acquiring the Company to negotiate with the Board of Directors.

The shareholder rights plan is a plan by which the Company has distributed rights ("Rights") to purchase (at the rate of one Right per share of Common Stock) one-tenth of one share of Series A Preferred Stock at an exercise price of $60 per tenth of a share. The Rights are attached to the Common Stock and may be exercised only if a person or group (excluding certain share acquisitions as described in the plan) acquires 20% of the outstanding Common Stock or initiates a tender or exchange offer that would result in such person or group acquiring 10% or more of the outstanding Common Stock. Upon such an event, the Rights "flip-in" and each holder of a Right will thereafter have the right to receive, upon exercise, preferred stock having a value equal to two times the exercise price. All Rights beneficially owned by the acquiring person or group triggering the "flip-in" will be null and void. Additionally, if a third party were to take certain action to acquire the Company, such as a merger or other business combination, the Rights would "flip-over" and entitle the holder to acquire shares of the acquiring person with a value of two times the exercise price. The Rights are redeemable by the Company at any time before they become exercisable for $0.01 per Right and expire in 2005.

12.   SECONDARY PUBLIC OFFERING

In August 1996, the Company completed an underwritten public offering of 3,320,000 shares of Common Stock at $26.50 per share. Of the approximately $83,000,000 in net proceeds to the Company, the $25,000,000 outstanding under the Company's term loan was retired and approximately $12,900,000 was used to repay all amounts outstanding under the $25,000,000 revolving credit facility. The remaining proceeds will be used for general corporate purposes, including funding the increased working capital requirements of the Company generated by the Company's growth and for possible strategic acquisitions.

                              ENVOY Corporation

13.   INCOME TAXES

The provision for income taxes was comprised of the following (in thousands):



                                                                            DECEMBER 31,
                                                          1996                  1995                 1994
                                                  ----------------------------------------------------------------

Current:
    Federal                                        $                  0      $            331   $            2,198
    State                                                         1,053                    49                  419
                                                  ----------------------------------------------------------------
Total current                                                     1,053                   380                2,617
Deferred:
    Federal                                                       1,294                    86                  178
    State                                                          (770)                   10                   34
                                                  ----------------------------------------------------------------
Total deferred                                                      524                    96                  212
                                                  ----------------------------------------------------------------
Provision for income taxes                           $            1,577      $            476    $           2,829
                                                  ================================================================



The reconciliation of income tax computed by applying the U.S. federal statutory rate to the actual income tax expense follows (in thousands):



                                                                            DECEMBER 31,
                                                          1996                  1995                1994
                                                  --------------------------------------------------------------

Income tax (benefit) expense at U.S. federal
    statutory rate                                   $          (12,690)   $           (1,335)  $          2,560
Nondeductible merger costs                                       10,459                   679                  0
Nondeductible goodwill amortization                               3,411                     0                  0
State income taxes, net of federal
    benefit                                                         187                    39                298
Change in valuation allowance,
    federal only                                                    163                 1,130                  0
Other, net                                                           47                   (37)               (29)
                                                  --------------------------------------------------------------
Income tax expense                                   $            1,577    $              476   $          2,829
                                                  ==============================================================

                              ENVOY Corporation

The classification of the provision for income taxes in the consolidated statements of operations is as follows (in thousands):



                                                                            DECEMBER 31,
                                                          1996                  1995                 1994
                                                  --------------------------------------------------------------
Income tax expense attributable to
     continuing operations                            $           1,577       $             0      $         (73)
Discontinued operations:
    Income from operations                                            0                    42              3,336
    First Data transaction expense
       (benefit)                                                      0                   434               (434)
                                                  --------------------------------------------------------------
Total expense from discontinued
    operations                                                        0                   476              2,902
                                                  --------------------------------------------------------------
Total income tax expense                              $           1,577       $           476      $       2,829
                                                  ==============================================================

                              ENVOY Corporation

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's temporary differences are as follows (in thousands):


                                                                                            DECEMBER 31,
                                                                                    1996                 1995
                                                                                 --------------------------------
Deferred tax liability:
    Difference between book and tax depreciation
       and amortization                                               $            (8,346)       $        (1,800)
Deferred tax assets:
    Difference between book and tax treatment
       of leased assets                                                               516                    604
    Reserves not currently deductible                                               1,012                    337
    Net operating loss                                                              4,629                    836
    Difference between book and tax treatment
       for investment                                                                 880                    674
    Difference between book and tax treatment
       of compensation expense                                                        529                    612
   Tax credits                                                                        503                      0
   Other                                                                              117                      0
                                                                   ---------------------- ----------------------
Total deferred tax assets                                                           8,186                  3,063
Valuation allowance for deferred tax assets                                          (787)                (1,263)
                                                                   ---------------------- ----------------------
Net deferred tax assets                                                             7,399                  1,800
                                                                   ---------------------- ----------------------
Net deferred tax liability                                            $              (947)       $             0
                                                                   ====================== ======================

At December 31, 1996, the Company had net operating loss carryforwards of approximately $18,500,000. Approximately $6,300,000 of the net operating losses relate to the exercise of employee stock options and the tax benefit will be allocated to equity when realized on the Company's tax returns. These losses begin to expire in 2003. Of the $18,500,000 net operating losses, $15,700,000 are attributable to pre-acquisition years of NEIC and their use is limited by the Internal Revenue Code to $4,700,000 per year.

The valuation allowance at December 31, 1995 relates to various deferred tax assets under SFAS No. 109. The valuation allowance at December 31, 1996 relates to the loss on the investment in EMC. The allowance was reduced in 1996 because the Company anticipates that the deferred tax assets, other than the deferred tax asset related to EMC, will eventually be realized on the consolidated income tax returns that will include NEIC.

                              ENVOY Corporation

14.   PROFIT-SHARING PLAN

The Company sponsors 401(k) profit-sharing plans covering all employees who have completed at least six months of service and are at least 20 and one-half years of age. Eligible employees may elect to reduce their current compensation and contribute to the 401(k) plan through salary deferral contributions.

15.   QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                            1996
                                          ----------------------------------------------------------------------
                                             1ST QUARTER       2ND QUARTER       3RD QUARTER        4TH QUARTER
                                          ----------------- ------------------------------------ -----------------
                                                           (in thousands, except per share data)
REVENUES                                     $   10,330          $     19,590      $     21,502         $   25,162
Gross profit                                 $    5,027          $      9,842      $     10,729         $   12,734
Loss from continuing operations              $  (33,910)(a)      $     (1,417)     $     (1,963)(b)     $   (1,610)
Net loss                                     $  (33,910)(a)      $     (1,417)     $     (1,963)(b)     $   (1,610)
Loss per common share:
   Continuing operations                     $    (2.97)(a)      $      (0.12)     $      (0.14)(b)     $    (0.11)
   Net loss                                  $    (2.97)(a)      $      (0.12)     $      (0.14)(b)     $    (0.11)




                                                                            1995
                                          ----------------------------------------------------------------------
                                             1ST QUARTER       2nd Quarter       3rd Quarter        4th Quarter
                                          ----------------- ------------------------------------ -----------------
                                                           (In thousands, except per share data)
Revenues                                    $         6,923     $       6,051     $      5,946       $       6,285
Gross profit                                $         2,654     $       2,503     $      2,219       $       2,394
Loss from continuing operations             $          (267)    $        (170)    $       (329)      $      (1,234)(c)
Net loss                                    $           (98)    $      (2,613)    $       (329)      $      (1,361)(c)
Loss per common share:
   Continuing operations                    $         (0.02)    $       (0.02)    $      (0.03)      $       (0.11)(c)
   Net loss                                 $         (0.01)    $       (0.24)    $      (0.03)      $       (0.12)(c)

                              ENVOY Corporation

(a) The Company recorded a $30,700,000 write-off of acquired in-process technology related to the NEIC and Teleclaims acquisitions (see Note 4).

(b) The Company recorded a $300,000 charge related to the settlement of the EMC lawsuit (see Note 6).

(c) The Company recorded a fourth quarter adjustment in 1995 of $820,000 resulting from the loss recognized on the EMC investment and option (see
       Note 6).

16.    SUBSEQUENT EVENTS

On March 11, 1997, the Company acquired certain assets and liabilities of Diverse Software Systems, Inc. ("DSS") for approximately $4,000,000 in cash plus additional contingent payments based upon attainment of certain revenue thresholds in future operating periods. The DSS acquisition will be accounted for under the purchase method of accounting applying the provisions of APB No. 16 and, as a result, the Company will record the assets and liabilities at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. The actual allocation will be based upon further studies and may change during the allocation period, generally one year following the date of acquisition.

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
ENVOY Corporation
Nashville, Tennessee

We have audited the financial statements of ENVOY Corporation as of December 31, 1994 and for the year then ended and have issued our report thereon dated February 10, 1995 (June 6, 1995 as to Note 3); such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of ENVOY Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 10, 1995

Schedule II
Valuation and Qualifying Accounts

December, 31, 1994
                                        Balance at                                 Charged to
                                        Beginning           Charged to           Other Accounts-
Description                              of Period       Costs & Expenses           Describe
------------------------------------ ----------------- -------------------- -------------------------
Allowance for Doubtful Accounts            $   425,000
                                     ----------------- -------------------- -------------------------
                                               425,000                    0                         0
                                     ================= ==================== =========================
December 31, 1995

                                        Balance at                                 Charged to
                                        Beginning           Charged to           Other Accounts-
Description                              of Period       Costs & Expenses           Describe
------------------------------------ ----------------- -------------------- -------------------------
Allowance for Doubtful Accounts            $   425,000              577,000
                                     ----------------- -------------------- -------------------------
                                               425,000              577,000                         0
                                     ================= ==================== =========================
December 31, 1996

                                        Balance at                                 Charged to
                                        Beginning           Charged to           Other Accounts-
Description                              of Period       Costs & Expenses           Describe
------------------------------------ ----------------- -------------------- -------------------------
Allowance for Doubtful Accounts            $   537,769            1,017,000
                                     ----------------- -------------------- -------------------------
                                               537,769            1,017,000
                                     ================= ==================== =========================

December, 31, 1994
                                                              Balance
                                          Deductions           End of
Description                                Describe            Period
------------------------------------   ----------------  -------------------
Allowance for Doubtful Accounts                                  $   425,000
                                       ----------------  -------------------
                                                      0          $   425,000
                                       ================  ===================
December 31, 1995

                                                              Balance
                                          Deductions           End of
Description                                Describe            Period
------------------------------------   ----------------  -------------------
Allowance for Doubtful Accounts              a  464,231          $   537,769
                                       ----------------  -------------------
                                                464,231          $   537,769
                                       ================  ===================
December 31, 1996


                                                              Balance
                                          Deductions           End of
Description                                Describe            Period
------------------------------------   ----------------  -------------------
Allowance for Doubtful Accounts             b    84,719        $   1,470,050
                                       ----------------  -------------------
                                                 84,719        $   1,470,050
                                       ================  ===================

a Of this amount $264,231 represents allowance for doubtful accounts associated with the spin-off of the Financial Business which was transferred to First Data Corporation. The remaining $200,000 represents a write-off of known uncollectible receivables against the allowance account.

b This amount represents a write-off of known uncollectible receivables against the allowance account.

                                INDEX TO EXHIBITS


Exhibit No.        Description
----------         ---------------------------------------------------------
      2.1          Agreement and Plan of Distribution dated September 2,
                   1994, as amended through December 16, 1994 (1)
      2.2          Agreement and Plan of Merger dated November 30, 1995
                   by and among ENVOY, Envoy Acquisition Corporation
                   and NEIC (2)
      3.1          Charter, as amended (4)
      3.2          By-Laws (1)
      4.1          Article IV of ENVOY's Charter, as amended (included in
                   Exhibit 3.1) (4)
      4.2          Shareholder Rights Plan (1)
      4.3          Series B Convertible Preferred Stock Purchase Agreement
                   among ENVOY, General Atlantic Partners 25, L.P., GAP
                   Coinvestment Partners, L.P. and First Union Capital
                   Partners, Inc. dated November 30, 1995 (2)
      4.4          Registration Rights Agreement dated March 6, 1996 by and
                   among ENVOY, General Atlantic Partners 25, L.P., GAP
                   Coinvestment Partners, L.P. and First Union Capital
                   Partners, Inc. (3)
      4.5          Securities Purchase Agreement dated March 6, 1996 by and
                   among ENVOY and the Purchasers set forth on the
                   signature pages thereto (3)
      4.6          Registration Rights Agreement dated March 6, 1996 by and
                   among ENVOY and the Purchasers set forth on the
                   signature pages thereto (3)
     10.1          Form of License and Transition Services Agreement by and
                   among ENVOY, the Predecessor and First Data (1)
     10.2          Form of Management Services Agreement by and between
                   ENVOY and First Data (1)
     10.3          Form of Human Resources Agreement between ENVOY
                   and First Data (1)
     10.4          Form of Tax Disaffiliation Agreement between the
                   Predecessor and ENVOY (1)
     10.5          Note Purchase Agreement dated June 6, 1995 by and
                   between ENVOY and First Data (4)
     10.6          Amended and Restated Credit Agreement dated
                   November 8, 1996 among First Union National Bank of
                   North Carolina, as agent, various Lenders and ENVOY (5)

Exhibit No.       Description
----------        --------------------------------------------------------
                           MANAGEMENT CONTRACT OR COMPENSATORY
                                       PLAN

     10.7         Employment Agreement between ENVOY and Fred C.
                  Goad, Jr. (1)
     10.8         Employment Agreement between ENVOY and Jim D.
                  Kever (1)
     10.9         Employment Agreement between ENVOY and Kevin M.
                  McNamara (6)
    10.10         Employment Agreement between ENVOY and Richard P.
                  Caliri (6)
    10.11         Amended and Restated 1995 Employee Stock Incentive
                  Plan
    10.12         Amended and Restated 1995 Stock Option Plan for Outside
                  Directors
    10.13         1992 Incentive Plan (1)
    10.14         1992 Non-Employee Directors Stock Option Plan (1)
    10.15         1990 Officer and Employee Stock Option Plan (1)
    10.16         1990 Director Stock Option Plan (1)
    10.17         1987 Stock Option Plan (1)
    10.18         Form of Indemnification Agreement (1)



       21         Subsidiaries
     23.1         Independent Auditors' Consent
     23.2         Independent Auditors' Consent
       27         Financial Data Schedule (for SEC use only).

------------
(1)  Incorporated by reference to the Registrant's Form 10, as amended No.
     0-25062.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed December 7, 1995.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed March 21, 1996.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-3, as amended, No. 333-04433.