Form 10-Q
period 1997-03-31
ENVOY CORP /TN/
filed 1997-05-14
CIK 932277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                      SHARES OUTSTANDING AS OF MAY 9, 1997:

                                   16,239,385

                                     CLASS:

                      COMMON STOCK, NO PAR VALUE PER SHARE

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
                                ENVOY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                             March 31, 1997     December 31, 1996
                                                                             --------------     -----------------
ASSETS:
CURRENT ASSETS:
         CASH AND CASH EQUIVALENTS                                              $  29,287          $   36,430
         ACCOUNTS RECEIVABLE - NET                                                 23,228              20,435
         INVENTORIES                                                                2,137               2,586
         DEFERRED INCOME TAXES                                                      1,478               1,018
         OTHER CURRENT ASSETS                                                       3,679               2,947
                                                                                ---------           ---------
                  TOTAL CURRENT ASSETS                                             59,809              63,416
PROPERTY AND EQUIPMENT, NET                                                        15,578              15,353
OTHER ASSETS                                                                       58,015              55,045
                                                                                ---------           ---------
TOTAL ASSETS                                                                    $ 133,402           $ 133,814
                                                                                =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         ACCOUNTS PAYABLE                                                       $     940           $   1,764
         ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                            16,346              13,135
         CURRENT PORTION OF LONG TERM DEBT                                             74                  93
                                                                                ---------           ---------
TOTAL CURRENT LIABILITIES                                                          17,360              14,992

LONG TERM DEBT, LESS CURRENT PORTION                                                7,807               8,412
DEFERRED INCOME TAXES                                                                 736               1,965
SHAREHOLDERS' EQUITY:
         PREFERRED STOCK -- No par value; authorized,
         12,000,000 shares; issued 3,730,233                                       40,100              40,100
         COMMON STOCK -- No par value; authorized, 48,000,000 shares;
         issued, 15,683,756 and 11,289,421 in 1997 and 1996, respectively         104,487             103,199
         ADDITIONAL PAID-IN CAPITAL                                                 7,155               7,155
         RETAINED DEFICIT                                                         (44,243)            (42,009)
                                                                                ---------           ---------
                  TOTAL SHAREHOLDERS' EQUITY                                      107,499             108,445
                                                                                ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 133,402           $ 133,814
                                                                                =========           =========

See accompanying notes to unaudited consolidated financial statements.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                Three Months Ended
                                                                                     March 31,
                                                                      ---------------------------------------
                                                                               1997                 1996
                                                                      -------------------     ---------------
REVENUES                                                               $           26,092      $       10,330
OPERATING COSTS AND EXPENSES:
         COST OF REVENUES                                                          12,866               5,308
         SELLING, GENERAL AND ADMINISTRATIVE                                        5,924               2,992
         DEPRECIATION AND AMORTIZATION                                              5,941               2,055
         MERGER AND FACILITY INTEGRATION COSTS                                          0               1,884
         WRITE OFF OF ACQUIRED IN PROCESS TECHNOLOGY                                3,000              30,700
         EMC LOSSES                                                                     0                 435
                                                                      -------------------     ---------------
OPERATING LOSS                                                                     (1,639)            (33,044)
OTHER INCOME (EXPENSE)
         INTEREST INCOME                                                              452                  98
         INTEREST EXPENSE                                                            (324)               (504)
                                                                      -------------------     ---------------
                                                                                      128                (406)
                                                                      -------------------     ---------------
LOSS BEFORE INCOME TAXES                                                           (1,511)            (33,450)
INCOME TAX PROVISION                                                                  722                 460
                                                                      -------------------     ---------------
NET LOSS                                                               $           (2,233)     $      (33,910)
                                                                      ===================     ===============
NET LOSS PER COMMON SHARE                                              $            (0.14)     $        (2.97)
                                                                      ===================     ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                                                15,476              11,416
                                                                      ===================     ===============

See accompanying notes to unaudited consolidated financial statements.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                       --------------------------------------
                                                                              1997                1996
                                                                       ------------------   -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $           249      $        2,375
INVESTING ACTIVITIES:
         NET DECREASE IN SHORT-TERM INVESTMENTS                                         0               6,271
         PURCHASES OF PROPERTY AND EQUIPMENT                                       (1,498)             (1,467)
         INCREASE IN OTHER ASSETS                                                  (2,650)               (611)
         PAYMENTS FOR BUSINESSES ACQUIRED, NET
         OF $4,784  CASH  ACQUIRED IN 1996 AND
         INCLUDING OTHER CASH PAYMENTS
         ASSOCIATED WITH THE ACQUISITIONS                                          (4,000)            (83,147)
                                                                       ------------------   -----------------
NET CASH USED IN INVESTING ACTIVITIES                                              (8,148)            (78,954)

FINANCING ACTIVITIES:
         PROCEEDS FROM ISSUANCE OF PREFERRED STOCK                                      0              40,100
         PROCEEDS FROM ISSUANCE OF COMMON STOCK                                       787               5,025
         PROCEEDS FROM LONG-TERM DEBT                                                   0              43,400
         PAYMENTS ON LONG-TERM DEBT                                                   (31)             (8,000)
         PAYMENT OF DEFERRED FINANCING COSTS                                            0              (1,200)
                                                                       ------------------   -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             756              79,325
                                                                       ------------------   -----------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (7,143)              2,746
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   36,430                 222
                                                                       ------------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $      29,287      $        2,968
                                                                       ==================   =================

See accompanying notes to unaudited consolidated financial statements.

ENVOY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997

A.       BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of ENVOY Corporation (the "Company" or "ENVOY") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

     These financial statements, footnote disclosures and other information should be read in conjunction with the audited financial statements and the accompanying notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Certain reclassifications have been made in the 1996 financial statements to conform to the classifications in 1997.

B.       NET LOSS PER COMMON SHARE

     Net loss per common share has been computed by dividing net loss by the weighted average common shares outstanding.

C.       RECENT ACQUISITIONS

     Each of the following acquisitions was accounted for under the purchase method of accounting, applying the provisions of APB Opinion No. 16 ("APB 16") and, as a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and identifiable intangibles will be based upon further studies and may change during the allocation period, generally one year following the date of acquisition. The financial statements for the three months ended March 31, 1997 and 1996 reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

NATIONAL ELECTRONIC INFORMATION CORPORATION ("NEIC")

     On March 6, 1996, the Company's shareholders approved the acquisition of NEIC for an aggregate purchase price of approximately $94,301,000, consisting of
(i) $86,154,000 paid to the NEIC stockholders, (ii) $2,200,000 paid to certain NEIC stockholders on August 1, 1996 and (iii) certain other transaction and acquisition costs of $5,947,000. The Company recorded $37,631,000 in goodwill and $19,600,000 of identifiable intangible assets related to the NEIC acquisition. In connection with the NEIC acquisition, the Company incurred a one time write-off of acquired in-process technology of $30,000,000. Such amount was charged to expense in the three months ended March 31, 1996, because this amount relates to research and development that had not reached technological feasibility and for which there was no alternative future use. The NEIC acquisition was financed through equity and debt financing.

TELECLAIMS,  INC. ("TELECLAIMS")

     On March 1, 1996, the Company acquired all the issued and outstanding capital stock of Teleclaims in exchange for 73,242 shares of the Company's Common Stock yielding a purchase price of approximately $1,500,000. Goodwill and identifiable intangibles in the amount of $648,000 were recorded in connection with the acquisition of Teleclaims. Also recorded as part of the Teleclaims acquisition was a one time write-off of acquired in-process technology of $700,000. Such amount was charged to expense in the three months ended March 31, 1996, because this amount related to research and development that had not reached technological feasibility and for which there was no alternative future use.

NATIONAL VERIFICATION SYSTEMS, L. P.  ("NVS")

     On September 13, 1996, the Company completed the acquisition of NVS for $2,150,000 in cash and the assumption of certain liabilities. Based on management's preliminary estimates, the Company recorded $1,864,000 of goodwill and other identifiable intangible assets related to the NVS acquisition.

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

DIVERSE SOFTWARE SOLUTIONS, INC. ("DSS")

     On March 11, 1997, the Company completed the acquisition of certain assets of DSS for $4,000,000 in cash, plus a contingent payout based upon the attainment of certain revenue thresholds in future operating periods, and the assumption of certain liabilities. The Company preliminarily has recorded $3,000,000 for such contingent payment. Based on management's preliminary estimates, the Company recorded $4,910,000 of goodwill and other identifiable intangible assets related to the DSS acquisition. Also recorded as part of the DSS acquisition was a one-time write-off of acquired in-process technology of $3,000,000. Such amount was charged to expense in the three months ended March 31, 1997, because this amount related to research and development that had not reached technological feasibility and for which there was no alternative future use.

     The following presents unaudited pro forma results of operations (excluding all one-time write-offs of acquired in-process technology and merger and facility integration costs) for the three-month period ended March 31, 1997 and 1996 assuming all acquisitions, including EMC*Express, Inc. ("EMC") (See Note
E), had been consummated at the beginning of the periods presented (in thousands, except per share data):

                                                    Three Months Ended
                                                        March 31,
                                             --------------------------------
                                                  1997             1996
                                             ---------------  ---------------
Revenues                                        $     26,693     $     20,604
Net income (loss)                               $        719     $     (3,291)
Net income (loss) per common share              $       0.03     $      (0.29)

D.       MERGER AND FACILITY INTEGRATION COSTS

     As a result of the acquisitions of NEIC and Teleclaims in March 1996, the Company approved a plan that reorganized certain of its operations, personnel and facilities to gain the effects of potential cost savings and operating synergies. The cost of this plan to integrate the acquired companies are recognized as incurred in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and was not part of the purchase price allocation. The costs for the three- month period ended March 31, 1996 associated with this plan of $1,884,000 represented exit costs associated with lease terminations, personnel costs, writedowns of impaired assets and other related costs that were incurred as a direct result of the plan and were classified as merger and facility integration costs in the statement of operations. No costs associated with this plan were incurred in the three months ended March 31, 1997. The employee groups terminated included accounting, marketing and certain areas of the systems and operations departments. The number of employees terminated was approximately
120. Adjustments made to the liability as of March 31, 1997 were approximately $1,815,000. No adjustments had been made to the liability as of March 31, 1996.

E.       EMC LOSSES

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

     Based on the Company's decision to terminate the Management Agreement, the Company discontinued the equity method of accounting for EMC and began accounting for the investment on a cost basis. Accordingly, the funding of EMC's operating costs in 1996 were charged to operating expense. The Company was committed through March 31, 1996 to continue to fund certain operating costs of EMC. The amount disbursed for the funding of these costs during the first quarter of 1996 was $435,000.

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

F.    TRANSACTION WITH FIRST DATA CORPORATION

     On June 6, 1995, the Company completed a merger of its financial transaction processing business with First Data Corporation (the "First Data Merger"). Pursuant to a management services agreement entered into in connection with the First Data Merger, the Company is receiving a fee from First Data Corporation ("First Data") of $1,500,000 per annum, payable in quarterly installments of $375,000, during the first two years following the First Data Merger, after which period such fees are anticipated to end. Management fees of $375,000 for the three months ended March 31, 1997 and 1996 are classified in revenues in the consolidated statements of operations. First Data asserted certain indemnification claims against the Company in connection with the First Data Merger and, pending resolution of these claims, withheld certain payments due the Company under the management services agreement. On March 28, 1997, the Company and First Data entered into a definitive agreement whereby First Data released such claims and paid in full to the Company all amounts past due under the management services agreement.

G.    9% SUBORDINATED CONVERTIBLE NOTES

     In June 1995, the Company issued $10 million in 9% Subordinated Convertible Notes due in May 2000 (the "Convertible Notes"). The Convertible Notes are convertible at the election of the holders in shares of Common Stock at a current conversion price of $10.52 per share. On November 7, 1996, the Company filed a registration statement with the Securities and Exchange Commission covering the offering of 321,289 shares of Common Stock. The registration statement was filed pursuant to the demand of the current holders of the Convertible Notes under a Registration Rights Agreement dated June 6, 1995. The Company was advised by the holders of the Convertible Notes that they intended to convert $3,380,000 principal amount of the Convertible Notes into 321,289 shares of Common Stock to permit their sale pursuant to the registration statement. As of March 31, 1997, $2,286,000 in principal amount of the Convertible Notes had been converted into 217,317 shares of Common Stock and sold pursuant to the registration statement. In an unrelated transaction and subsequent to March 31, 1997, $5,075,000 in principal amount of the Convertible Notes was converted into 482,429 shares of Common Stock, leaving $2,639,000 principal amount of the Convertible Notes outstanding as of May 9, 1997. Had the conversion of the Convertible Notes into Common Stock occurred as of January 1, 1997, weighted average shares outstanding at March 31, 1997 would have been 15,981,221 compared to reported weighted average shares outstanding of 15,476,084. This change in weighted average shares outstanding has no effect on net loss per common share.

     On April 29, 1997, the Company delivered notice to the holders of the Convertible Notes of its election to prepay the remaining outstanding Convertible Notes on June 6, 1997. Although the holders of the Convertible Notes have the option to redeem the Convertible Notes at a redemption price of 104% of the outstanding principal amount plus accrued interest, management currently believes that, based on the current market price of the Common Stock, the note holders will elect to convert the outstanding Convertible Notes into 250,824 shares of Common Stock.

H.       CHANGE IN ACCOUNTING PRINCIPLE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Statement No. 128 is not expected to have any impact on the Company's computation of primary earnings per share; however, the Company does expect to have to include a computation of diluted earnings per share in future periods for the effect of dilutive securities.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Although  the  Company   believes  that  the  assumptions   underlying  the
forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurances that the forward-looking statements included herein will prove to be accurate. There are many factors that may cause actual results to differ materially from those indicated by the forward-looking statements, including, among others, competitive pressures, changes in pricing policies, delays in product development, business conditions in the marketplace, general economic conditions and the various risk factors set forth in the Company's periodic reports filed with the Securities and Exchange Commission. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and plans of the Company will be achieved. The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements, including the notes thereto.

OVERVIEW

     ENVOY Corporation (the "Company") provides electronic processing services primarily for the health care market. These services include submission for adjudication of insurance and other third-party reimbursement claims for pharmacies, physicians, hospitals, dentists and other participants in the health care market and, since 1994, providing clearinghouse services for batch processing of medical and dental reimbursement claims.

     The Company was incorporated in Tennessee in August 1994 as a wholly-owned subsidiary of ENVOY Corporation, a Delaware corporation which was formed in 1981 (the "Predecessor"). The Predecessor was formed to develop and market electronic transaction processing services for the financial services and health care markets. In June 1995, in order to facilitate the transfer of the financial services business to First Data Corporation ("First Data"), the assets and liabilities of the Predecessor associated with the health care business were transferred to the Company. The capital stock of the Company then was distributed to shareholders through a stock dividend (the "Distribution") and the Predecessor was merged into First Data.

     Since the beginning of 1996, the Company has made several acquisitions, the most significant being the acquisition of National Electronic Information Corporation ("NEIC") (collectively, the "Acquired Businesses"). See Notes C and E of Notes to the Unaudited Consolidated Financial Statements. All acquisitions were accounted for under the purchase method of accounting and, as a result, the Company has recorded the assets and liabilities of the Acquired Businesses at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. The financial statements for the three-month periods ended March 31, 1997 and 1996 reflect the operations of the Acquired Businesses for the period after their respective dates of acquisition.

     Revenues principally are derived from (i) transaction processing services to the health care market which are generally paid for by the health care providers and (ii) commercial claim processing services provided to third-party payors which are usually paid for by the payors. Revenues generally are earned on a per transaction basis and generally are based upon the number of transactions processed rather than the transaction volume per customer.

     The table below shows transactions processed by the Company for the periods presented:

                                 Three Months
                                Ended March 31,
                           ---------------------------
                               1997           1996
                           ------------    -----------
                                   (in thousands)
Pharmacy                        146,662        107,601
Non-pharmacy                     46,164         13,152
                           ------------    -----------
     Total                      192,826        120,753
                           ============    ===========

The transactions reflected above include the transactions of the Acquired Businesses from the date of acquisition.

     In addition to growth by acquisition, the Company has experienced and continues to experience internal growth through increased transaction volume in on-line real-time transaction processing and batch claims processing. Based on historical growth rates and trends and the present sales efforts, the Company believes its real-time and batch transaction volume will continue to increase. However, it is expected that the rate of increase will decline as the base of transactions increases.

     The Company continues actively to pursue the acquisition of health care information businesses and other companies complementary to its business. The Company's ability to successfully negotiate and close acquisitions will materially impact the financial condition and operating results of the Company. There can be no assurance that the Company will find attractive acquisition candidates, be able to successfully finance and complete the acquisitions, consolidate and integrate such businesses following the acquisition or successfully operate them on a going forward basis.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 1997 As Compared With Three Months Ended March 31, 1996

     Revenues. Revenues for the quarter ended March 31, 1997 were $26.1 million compared to $10.3 million for the same period last year. The increase is primarily attributable to additional revenues generated from the Acquired Businesses. Also contributing to the revenue growth in the first quarter of 1997 is a 36.3% increase in pharmacy transactions over the same quarter last year, resulting in a 27.1% increase in pharmacy revenues.

     Cost of Revenues. Cost of revenues includes the cost of communications, computer operations, product development and customer support as well as the cost of hardware sales and rebates to third parties for transaction processing volume. Cost of revenues in the first quarter of 1997 were $12.9 million compared to $5.3 million for the first quarter of 1996, an increase of $7.6 million or 143%. The dollar increase is attributable to the inclusion of the Acquired Businesses and increased transaction volume in the Company's pre-acquisition business. As a percentage of revenues, cost of revenues was 49.3% in the first quarter of 1997 compared to 51.4% in the first quarter of 1996. The improvement is attributable to the inclusion of the Acquired Businesses' results which historically have experienced higher gross profit margins than those of the Company's pre-acquisition business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing, finance, accounting and administrative costs. Selling, general and administrative expenses for the three months ended March 31, 1997 were $5.9 million compared to $3.0 million in the same period in 1996, an increase of 96.7%. These expenses increased as a result of the inclusion of the Acquired Businesses' results and the additional costs associated with such acquisitions. As a percentage of revenues, selling, general and administrative expenses were 22.7% for the first quarter of 1997 compared to 29.0% for the first quarter of 1996. The improvement is attributable to a larger base of revenues, as well as the elimination of certain duplicative costs realized in connection with the Acquired Businesses.

     Depreciation and Amortization. Depreciation and amortization expense relates primarily to host computers, communications equipment, goodwill and other identifiable intangible assets. Depreciation and amortization expense for the first quarter of 1997 was $5.9 million compared to $2.1 million for the comparable period in 1996. The increase is primarily the result of the amortization of goodwill and other intangibles related to the Acquired Businesses of $4.6 million in the first quarter of 1997 compared with $1.4 million in the first quarter of 1996. Depreciation and amortization increased further as the result of the additional investment in host computer systems to expand the Company's transaction processing capabilities. The Company will amortize goodwill of $43.1 million associated with the Acquired Businesses over periods of three to fifteen years following the acquisitions. In addition, the Company will amortize identified intangibles of $30.3 million over two to nine year time periods, as applicable.

     Merger and Facility Integration Costs. The Company recognized merger and facility integration costs in the first quarter of 1996 of $1.9 million related primarily to the NEIC acquisition. These charges represent costs incurred as a direct result of the plan to integrate NEIC and Teleclaims, Inc. ("Teleclaims"). See Note D of Notes to the Unaudited Consolidated Financial Statements. No charges were made to merger and facility integration costs in the first quarter of 1997.

     Write off of Acquired In Process Technology. The Company incurred a one time write-off of acquired in process technology in connection with the acquisition of certain of the Acquired Businesses. See Note C of Notes to the Unaudited Consolidated Financial Statements. The Company recognized charges of $3.0 million for the three months ended March 31, 1997, related to the write off of certain acquired research and development in connection with the March 1997 acquisition of Diverse Software Solutions, Inc., and $30.7 million for the same period in 1996, related to the NEIC and Teleclaims acquisitions.

     EMC Losses. In January 1995, the Company acquired a 17.5% interest in EMC*Express, Inc. ("EMC") and also entered into an agreement for the management of EMC which required the Company to fund certain of EMC's operating costs in the form of advances. The Company determined that it was probable an impairment of its equity investment in EMC as of December 31, 1995 had occurred. As a result, the Company recognized losses in the first quarter of 1996 of $435,000 relating to the funding of EMC operating losses through the termination date of the management agreement in March 1996. Based upon the Company's decision to terminate the management agreement, the Company discontinued the equity method of accounting for EMC and began accounting for the investment on a cost basis. Accordingly, the loss related to EMC has been charged to operating expense. Following the termination of the management agreement, certain shareholders of EMC filed a lawsuit against the Company asserting claims for breach of contract and negligent conduct. In October 1996, the Company acquired the remaining 82.5% interest in EMC and settled the related lawsuit. See Note E of Notes to the Unaudited Consolidated Financial Statements.

     Net Interest Income (Expense). The Company recorded net interest income of $128,000 for the three months ended March 31, 1997 compared to $406,000 of net interest expense for the first quarter of 1996. Net interest income in the first quarter of 1997 resulted from the elimination of borrowings under the Company's credit facilities which were outstanding in the corresponding prior year period, and interest earned on the Company's cash and cash equivalents which more than offset interest expense on the Company's 9% convertible subordinated notes issued in June 1995. See "Liquidity and Capital Resources." The borrowings, which consisted of a $25 million term loan and approximately $12.9 million outstanding under the Company's revolving credit facility, were repaid in the third quarter of 1996 with a portion of the proceeds from the Company's August 1996 public offering.

     Income Tax Provision. The Company's income tax provision for the first quarter of 1997 was $722,000 compared to $460,000 in the comparable period in 1996. The income tax expense recorded is based upon estimated taxable income. Amortization of certain goodwill and identifiable intangibles are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred operating losses since its health care transaction processing business commenced operations in 1989. The operating losses historically resulted from the Company's substantial investment in its health care transaction processing business coupled with a disproportionate amount of overhead and fixed costs. Prior to the sale of the financial processing business in 1995, health care losses had been funded by earnings from the Company's more mature financial business, which had a substantially higher transaction volume and revenue base.

     As of March 31, 1997, the Company had available cash and cash equivalents of approximately $29.3 million. The Company also has a $50 million revolving credit facility. The Company currently has no amounts outstanding under the credit facility. Any outstanding borrowings made against the credit facility would bear interest at a rate equal to the Base Rate (as defined in the credit facility) or LIBOR. The total amount outstanding under the credit facility is due and payable in full on June 30, 2000. The credit facility contains financial covenants applicable to the Company and its subsidiaries including ratios of debt to capital, annualized EDITDA to annualized interest expense and certain other financial covenants customarily included in a credit facility of this type. The Company and its subsidiaries also are subject to certain restrictions relating to payment of dividends, acquisitions, incurrence of debt and other restrictive provisions. The credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

     In June 1995, the Company issued $10 million in 9% subordinated convertible notes due in May 2000 (the "Convertible Notes"). The Convertible Notes are convertible at the election of the holders into shares of Common Stock at a current conversion price of $10.52 per share. On November 7, 1996, the Company filed a registration statement with the Securities and Exchange Commission covering the offering of 321,289 shares of Common Stock. The registration statement was filed pursuant to the demand of the current holders of the Convertible Notes under a Registration Rights Agreement dated June 6, 1995. As of March 31, 1997, $2,286,000 in principal amount of the Convertible Notes had been converted into 217,317 shares of Common Stock and sold pursuant to the registration statement. The Company did not receive any proceeds from the sale of the Common Stock offered thereunder. In an unrelated transaction and subsequent to March 31, 1997, $5,075,000 in principal amount of the Convertible Notes was converted into 482,429 Shares of Common Stock, leaving $2,639,000 principal amount of the Convertible Notes outstanding as of May 9, 1997. On April 29, 1997, the Company delivered notice to the holders of the Convertible Notes of its election to prepay the remaining outstanding Convertible Notes on June 6, 1997. Although the holders of the Convertible Notes have the option to redeem the Convertible Notes at a redemption price of 104% of the outstanding principal amount plus accrued interest, management currently believes that, based on the current market price of the Common Stock, the note holders will elect to convert the outstanding Convertible Notes into 250,824 shares of Common Stock.

     The Company purchases additional computer hardware and software products from time to time as required by the growth of its customer base. The Company incurred capital expenditures of $1.5 million for the quarter ended March 31, 1997, primarily for computer hardware and software products used for the expansion of the Company's business. The Company currently estimates that total capital expenditures for 1997 will be approximately $5 to $6 million.

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

     Based on current operations, anticipated capital needs to fund known expenditures and current acquisitions, the Company believes its available cash, cash flow from operations and the $50 million revolving credit facility will provide the capital resources necessary to meet its liquidity and cash flow requirements over the next twelve months, including the Company's current short-term obligations. The Company believes that present funding sources will provide the ability to meet long-term obligations as they mature. The Company's available cash is invested in interest bearing securities with maturities of up to 30 days.

CHANGE IN ACCOUNTING PRINCIPLE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Statement No. 128 is not expected to have any impact on the Company's computation of primary earnings per share; however, the Company does expect to have to include a computation of diluted earnings per share in future periods for the effect of dilutive securities.

SEASONALITY

     The Company's business is to some extent seasonal, with more revenues being generated from September through March as a result of a greater number of pharmaceutical claims arising in those months, while operating expenses tend to remain relatively constant over the course of the year.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's results of operations to date.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, the Company may be a party to legal proceedings incidental to its business but believes that none of these proceedings is material to its business at the present time.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits.

       27     Financial Data Schedule

(b)    Reports on Form 8-K.

       During the first quarter of 1997, the Company did not file a Current Report on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ENVOY CORPORATION

Date:    May 12, 1997                   By:  /s/ Fred C. Goad, Jr.
                                           ---------------------------
                                             Fred C. Goad, Jr.
                                             Chairman and Co-Chief
                                             Executive Officer


Date:    May 12, 1997                   By:  /s/ Kevin M. McNamara
                                           ---------------------------
                                             Kevin M. McNamara
                                             Senior Vice President and
                                             Chief Financial Officer