Form 10-Q
period 1997-06-30
ENVOY CORP /TN/
filed 1997-08-13
CIK 932277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                    SHARES OUTSTANDING AS OF AUGUST 12, 1997:

                                   16,512,715

                                     CLASS:

                      COMMON STOCK, NO PAR VALUE PER SHARE

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                ENVOY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       June 30, 1997         December 31, 1996
                                                                       -------------         -----------------
ASSETS:
CURRENT ASSETS:
         CASH AND CASH EQUIVALENTS                                     $     36,410          $   36,430
         ACCOUNTS RECEIVABLE - NET                                           21,896              20,435
         INVENTORIES                                                          2,257               2,586
         DEFERRED INCOME TAXES                                                1,478               1,018
         OTHER                                                                1,830               2,947
                  TOTAL CURRENT ASSETS                                       63,871              63,416
PROPERTY AND EQUIPMENT, NET                                                  16,342              15,353
OTHER ASSETS                                                                 52,810              55,045
TOTAL ASSETS                                                           $    133,023          $  133,814
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER
           CURRENT LIABILITIES                                         $     16,959          $   14,899
         CURRENT PORTION OF LONG-TERM DEBT                                        0                  93
TOTAL CURRENT LIABILITIES                                                    16,959              14,992

LONG-TERM DEBT, LESS CURRENT PORTION                                            122               8,412
DEFERRED INCOME TAXES                                                           736               1,965
SHAREHOLDERS' EQUITY:
         PREFERRED STOCK - No par value; authorized,
         12,000,000 shares; issued 3,730,233                                 40,100              40,100
         COMMON STOCK - No par value; authorized, 48,000,000 shares;
         issued, 16,493,161 and 11,289,421 in 1997 and 1996, respectively   112,359             103,199
         ADDITIONAL PAID-IN CAPITAL                                           7,155               7,155
         RETAINED DEFICIT                                                   (44,408)            (42,009)
                  TOTAL SHAREHOLDERS' EQUITY                                115,206             108,445
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $    133,023          $  133,814


See accompanying notes to unaudited consolidated financial statements.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                    June 30,
                                                         --------------------------- ---------------------------
                                                             1997          1996          1997          1996
                                                            ------        ------        ------        ------
REVENUES                                                   $ 26,416      $ 19,590     $ 52,508       $ 29,920
OPERATING COSTS AND EXPENSES:
         COST OF REVENUES                                    12,932         9,748       25,798         15,051
         SELLING, GENERAL AND ADMINISTRATIVE                  5,890         4,906       11,814          7,903
         DEPRECIATION AND AMORTIZATION                        6,242         5,315       12,183          7,370
         MERGER AND FACILITY INTEGRATION COSTS                    0           282            0          2,166
         WRITE OFF OF ACQUIRED IN PROCESS
         TECHNOLOGY                                               0             0        3,000         30,700
         EMC LOSSES                                               0           105            0            540
OPERATING INCOME (LOSS)                                       1,352          (766)        (287)       (33,810)
OTHER INCOME (EXPENSE)
         INTEREST INCOME                                        485            69          937            167
         INTEREST EXPENSE                                      (164)       (1,130)        (488)        (1,634)
                                                                321        (1,061)         449         (1,467)
INCOME (LOSS) BEFORE INCOME TAXES                             1,673        (1,827)         162        (35,277)
INCOME TAX PROVISION (BENEFIT)                                1,838          (410)       2,560             50
NET LOSS                                                   $   (165)     $ (1,417)    $ (2,398)      $(35,327)
NET LOSS PER COMMON SHARE                                  $  (0.01)     $  (0.12)    $  (0.15)      $  (3.05)
WEIGHTED AVERAGE SHARES OUTSTANDING                          16,168        11,720       15,824         11,568


See accompanying notes to unaudited consolidated financial statements.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                      ---------------------------------------
                                                                             1997                1996
                                                                            ------              ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $     8,857          $      893
INVESTING ACTIVITIES:
         NET DECREASE IN SHORT-TERM INVESTMENTS                                     0               5,370
         PURCHASES OF PROPERTY AND EQUIPMENT                                   (3,719)             (2,383)
         (INCREASE) DECREASE  IN OTHER ASSETS                                  (2,027)              1,065
         PAYMENTS FOR BUSINESSES ACQUIRED, NET
         OF $4,784  CASH  ACQUIRED IN 1996 AND
         INCLUDING OTHER CASH PAYMENTS
         ASSOCIATED WITH THE ACQUISITIONS                                      (4,000)            (83,147)
NET CASH USED IN INVESTING ACTIVITIES                                          (9,746)            (79,095)
FINANCING ACTIVITIES:
         PROCEEDS FROM ISSUANCE OF PREFERRED
         STOCK                                                                      0              40,100
         PROCEEDS FROM ISSUANCE OF COMMON
         STOCK                                                                    945               5,132
         PROCEEDS FROM LONG-TERM DEBT                                               0              43,900
         PAYMENTS ON LONG-TERM DEBT                                               (76)             (8,045)
         PAYMENT OF DEFERRED FINANCING COSTS                                        0              (1,200)
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         869              79,887
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                                       (20)              1,685
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                         36,430                 222
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    36,410          $    1,907


See accompanying notes to unaudited consolidated financial statements.

ENVOY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997

A.       BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of ENVOY Corporation (the "Company" or "ENVOY") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

C.       RECENT ACQUISITIONS

     Each of the following acquisitions was accounted for under the purchase method of accounting, applying the provisions of APB Opinion No. 16 ("APB 16") and, as a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and identifiable intangibles will be based upon further studies and may change during the allocation period, generally one year following the date of acquisition. The financial statements for the three- and six-month periods ended June 30, 1997 and 1996 reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

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

DIVERSE SOFTWARE SOLUTIONS, INC. ("DSS")

     On March 11, 1997, the Company completed the acquisition of certain assets of DSS for $4,000,000 in cash, plus a contingent payout based upon the attainment of certain revenue thresholds in future operating periods, and the assumption of certain liabilities. The Company preliminarily recorded $3,000,000 for such contingent payment. Based on management's preliminary estimates, the Company recorded $4,910,000 of goodwill and other identifiable intangible assets related to the DSS acquisition. Also recorded as part of the DSS acquisition was a one-time write-off of acquired in-process technology of $3,000,000. Such amount was charged to expense in the three months ended March 31, 1997, because this amount related to research and development that had not reached technological feasibility and for which there was no alternative future use.

     The following presents unaudited pro forma results of operations (excluding all one-time write-offs of acquired in-process technology and merger and facility integration costs) for the six-month period ended June 30, 1997 and 1996 assuming all acquisitions, including EMC*Express, Inc. ("EMC") (See Note
E), had been consummated at the beginning of the periods presented:


                                                     Six Months Ended
                                                         June 30,
                                             --------------------------------
                                                  1997             1996
                                                 ------           ------
                                                      (in thousands,
                                                  except per share data)
                                                 ------------------------
Revenues                                      $     53,109     $     42,281
Net income (loss)                             $       (594)    $    (4,764)
Net income (loss) per common share            $      (0.03)    $     (0.41)


D.       MERGER AND FACILITY INTEGRATION COSTS

     As a result of the acquisitions of NEIC and Teleclaims in March 1996, the Company approved a plan that reorganized certain of its operations, personnel and facilities to gain the effects of potential cost savings and operating synergies. The cost of this plan to integrate the acquired companies are recognized as incurred in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and was not part of the purchase price allocation. The costs for the three- and six-month periods ended June 30, 1996 associated with this plan of $282,000 and

     $2,166,000, respectively, represented exit costs associated with lease terminations, personnel costs, write downs of impaired assets and other related costs that were incurred as a direct result of the plan and were classified as merger and facility integration costs in the statement of operations. The Company estimates that no future costs will be charged to merger and facility integration costs related to NEIC and Teleclaims. The employee groups terminated included accounting, marketing and certain areas of the systems and operations departments. The number of employees terminated was approximately 120.
Adjustments made to the liability as of June 30, 1997 and 1996 were approximately $1,816,000 and $615,000, respectively.

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

     Based on the Company's decision to terminate the Management Agreement, the Company discontinued the equity method of accounting for EMC and began accounting for the investment on a cost basis. Accordingly, the funding of EMC's operating costs in 1996 were charged to operating expense. The Company was committed through March 31, 1996 to continue to fund certain operating costs of EMC. The amount disbursed for the funding of these costs during the three- and six-month periods ended June 30, 1996 was $105,000 and $540,000, respectively.

     Following the termination of the Management Agreement and the Option, certain shareholders of EMC filed a lawsuit in March 1996 against the Company asserting claims for breach of contract and negligent conduct. On October 18, 1996, the Company settled this lawsuit for $300,000. Concurrent with the settlement of the lawsuit, the Company completed the acquisition of the remaining 82.5% interest in EMC for approximately $2,000,000 in cash. The EMC acquisition was accounted for under the purchase method of accounting applying the provisions of APB No. 16 and, as a result, the Company recorded the assets and liabilities at their estimated fair values. Based on management's preliminary estimates, the Company recorded $1,954,000 of other identifiable intangible assets related to the EMC acquisition. EMC's results of operations are included in the Company's Consolidated Statement of Operations from the date of acquisition.

F.    TRANSACTION WITH FIRST DATA CORPORATION

     On June 6, 1995, the Company completed a merger of its financial transaction processing business with First Data Corporation (the "First Data Merger"). Pursuant to a management services agreement entered into in connection with the First Data Merger, the Company was entitled to receive a fee from First Data Corporation ("First Data") of $1,500,000 per annum, payable in quarterly installments of $375,000, during the first two years following the First Data Merger. Management fees for the three-month periods ended June 30, 1997 and 1996 were $275,000 and $375,000, respectively, and $650,000 and $750,000 for the six-month periods ended June 30, 1997 and 1996, respectively. These fees are classified in revenues in the consolidated statements of operations. First Data's obligation to pay management fees to the Company pursuant to the management services agreement ended during the quarter ended June 30, 1997.

G.    9% SUBORDINATED CONVERTIBLE NOTES

     In June 1995, the Company issued $10 million in 9% Subordinated Convertible Notes due in May 2000 (the "Convertible Notes"). The Convertible Notes were convertible at the election of the holders into shares of Common Stock at a conversion price of $10.52 per share. On November 7, 1996, the Company filed a registration statement with the Securities and Exchange Commission covering the offering of 321,289 shares of Common Stock. The registration statement was filed pursuant to the demand of the then current holders of the Convertible Notes under a Registration Rights Agreement dated June 6, 1995. The Company
                                                    7
     was advised by the holders of the Convertible Notes that they intended to convert $3,380,000 principal amount of the Convertible Notes into 321,289 shares of Common Stock to permit their sale pursuant to the registration statement. Prior to the termination of the registration statement on May 19, 1997, an aggregate of $2,286,000 in principal amount of the Convertible Notes was converted into 217,317 shares of Common Stock and sold pursuant to the registration statement. In a series of unrelated transactions, the remaining $7,714,000 in principal amount of the Convertible Notes had been converted into 733,239 shares of Common Stock as of June 9, 1997. Accordingly, no Convertible Notes remain outstanding. Had the conversion of the Convertible Notes into Common Stock occurred as of January 1, 1997, weighted average shares outstanding for the quarter and for the six months ended June 30, 1997 would have been 16,461,857 and 16,347,579, respectively, compared to reported weighted average shares of 16,167,940 and 15,823,923, respectively. This change in weighted average shares outstanding has no effect on net loss per common share.

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

I.       SUBSEQUENT EVENTS

     On August 7, 1997, the Company completed the acquisition of Healthcare Data Interchange Corporation ("HDIC"), the electronic data interchange ("EDI") health care services subsidiary of Aetna U.S. Healthcare, Inc. ("AUSHC"), pursuant to a Stock Purchase Agreement, dated June 14, 1997, by and between the Company and Advent Investments, Inc. ("Advent"), a wholly-owned subsidiary of AUSHC. In connection with the acquisition, AUSHC guaranteed the obligations of Advent. In addition, the Company and AUSHC simultaneously entered into a long-term agreement under which AUSHC has agreed to use the Company as its single source clearinghouse and EDI network for all AUSHC electronic health care transactions. The transaction will be accounted for under the purchase method of accounting, applying the provisions of APB 16 and, as a result, the Company will record the assets and liabilities of HDIC at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. The purchase price for the shares of HDIC was approximately $36.4 million in cash, with the acquisition being funded through available cash.

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

OVERVIEW

     ENVOY Corporation (the "Company") provides electronic processing services primarily for the health care market. These services include submission for adjudication of insurance and other third-party reimbursement claims for pharmacies, physicians, hospitals, dentists and other participants in the health care market and providing clearinghouse services for batch processing of medical and dental reimbursement claims.

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

     Since the beginning of 1996, the Company has made several acquisitions, the most significant being the acquisition of National Electronic Information Corporation ("NEIC") (collectively, the "Acquired Businesses"). See Notes C and E of Notes to the Unaudited Consolidated Financial Statements. All acquisitions were accounted for under the purchase method of accounting and, as a result, the Company has recorded the assets and liabilities of the Acquired Businesses at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. The financial statements for the three- and six-month periods ended June 30, 1997 and 1996 reflect the operations of the Acquired Businesses for the periods after their respective dates of acquisition.

     Revenues principally are derived from (i) transaction processing services to the health care market which generally are paid for by the health care providers and (ii) commercial claim processing services provided to third-party payors which are usually paid for by the payors. Revenues generally are earned on a per transaction basis and are generally based upon the number of transactions processed rather than the transaction volume per customer. In addition, total revenues include non-transaction based revenues derived from some of the Acquired Businesses. This revenue includes maintenance, licensing and support activities, as well as the sale of ancillary software and hardware products.

     The table below shows transactions processed by the Company for the periods presented:

                                 Three Months                    Six Months
                                Ended June 30,                 Ended June 30,
                         ----------------------------- ------------------------------
                              1997           1996           1997            1996
                             ------         ------         ------          ------
                                (in thousands)                 (in thousands)
                                --------------                 --------------
Pharmacy                      139,841        111,753         286,502        219,354
Non-pharmacy                   49,363         36,570          95,528         49,722
     Total                    189,204        148,323         382,030        269,076

The transactions reflected above include the transactions of the Acquired Businesses from the date of acquisition.

     The Company continues to actively pursue the acquisition of health care information businesses and other companies complementary to its business. The Company's ability to successfully negotiate and close acquisitions will materially impact the financial condition and operating results of the Company. There can be no assurance that the Company will find attractive acquisition candidates, be able to successfully finance and complete the acquisitions, consolidate and integrate such businesses following the acquisition or successfully operate them on a going forward basis.

RESULTS OF OPERATIONS

Three Months  Ended June 30, 1997 As Compared  With Three Months Ended
June 30, 1996

     Revenues. Revenues for the quarter ended June 30, 1997 were $26.4 million compared to $19.6 million for the same period last year, an increase of $6.8 million. The majority of the increase is attributable to internal transaction revenue growth over the same quarter last year. An increase in non-transaction based sources of revenue, such as software licenses, maintenance and support activities, from certain of the Acquired Businesses also contributed to the increase.

     Cost of Revenues. Cost of revenues includes the cost of communications, computer operations, product development and customer support, as well as the cost of hardware sales and rebates to third parties for transaction processing volume. Cost of revenues in the second quarter of 1997 were $12.9 million compared to $9.7 million for the second quarter of 1996, an increase of $3.2 million or 33%. The dollar increase primarily is attributable to the additional costs associated with the increased transaction volume in the Company's business. As a percentage of revenues, cost of revenues improved to 49.0% in the second quarter of 1997 compared to 49.8% in the second quarter of 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing, finance, accounting and administrative costs. Selling, general and administrative expenses for the three months ended June 30, 1997 were $5.9 million compared to $4.9 million in the same period in 1996, an increase of 20.4%. As a percentage of revenues, selling, general and administrative expenses were 22.3% for the second quarter of 1997 compared to 25.0% for the second quarter of 1996. The improvement is attributable to a larger base of revenues, as well as the elimination of certain duplicative costs realized in connection with the Acquired Businesses.

     Depreciation and Amortization. Depreciation and amortization expense relates primarily to host computers, communications equipment, goodwill and other identifiable intangible assets. Depreciation and amortization expense for the second quarter of 1997 was $6.2 million compared to $5.3 million for the comparable period in 1996. The increase is primarily the result of the amortization of goodwill and other intangibles related to the Acquired Businesses of $4.7 million in the second quarter of 1997 compared with $4.1 million in the second quarter of 1996. Depreciation and amortization increased further as the result of the additional investment in host computer systems to expand the Company's transaction processing capabilities. The Company will amortize goodwill of $43.1 million associated with the Acquired

     Businesses   over  periods  of  three  to  fifteen   years   following  the
acquisitions. In addition, the Company will amortize identified intangibles of $30.3 million over two to nine year time periods, as applicable.

     Merger and Facility Integration Costs. The Company recognized merger and facility integration costs in the second quarter of 1996 of $282,000 related primarily to the NEIC acquisition. These charges represent costs incurred as a direct result of the plan to integrate NEIC and Teleclaims, Inc. ("Teleclaims"). See Note D of Notes to the Unaudited Consolidated Financial Statements. The Company estimates that no future costs will be charged to merger and facility integration costs related to NEIC and Teleclaims.

     EMC Losses. In January 1995, the Company acquired a 17.5% interest in EMC*Express, Inc. ("EMC") and also entered into an agreement for the management of EMC which required the Company to fund certain of EMC's operating costs in the form of advances. The Company determined that it was probable an impairment of its equity investment in EMC as of December 31, 1995 had occurred. As a result, the Company recognized losses in the second quarter of 1996 of $105,000 relating to the funding of EMC operating losses through the termination date of the management agreement in March 1996. Based upon the Company's decision to terminate the management agreement, the Company discontinued the equity method of accounting for EMC and began accounting for the investment on a cost basis. Accordingly, the loss related to EMC has been charged to operating expense. Following the termination of the management agreement, certain shareholders of EMC filed a lawsuit against the Company asserting claims for breach of contract and negligent conduct. In October 1996, the Company acquired the remaining 82.5% interest in EMC and settled the related lawsuit. See Note E of Notes to the Unaudited Consolidated Financial Statements. EMC's results of operations are included in the Company's Consolidated Statement of Operations from the date of acquisition.

     Net Interest Income (Expense). The Company recorded net interest income of $321,000 for the three months ended June 30, 1997 compared to net interest expense of $1.1 million for the second quarter of 1996. Net interest income in the second quarter of 1997 resulted from the elimination of borrowings under the Company's credit facilities which were outstanding in the corresponding prior year period, and interest earned on the Company's cash and cash equivalents which more than offset interest expense on the Company's 9% convertible subordinated notes issued in June 1995. See "--Liquidity and Capital Resources." The borrowings, which consisted of a $25 million term loan and approximately $12.9 million outstanding under the Company's revolving credit facility, were repaid in the third quarter of 1996 with a portion of the proceeds from the Company's August 1996 public offering of 3,320,000 shares of Common Stock.

     Income Tax Provision. The Company's income tax provision for the second quarter of 1997 was $1.8 million compared to a tax benefit of $410,000 in the comparable period in 1996. The tax benefit recorded in the second quarter of 1996 was a change in the annual estimated tax rate and a reversal of the provision previously booked. The income tax expense recorded is based upon estimated taxable income. Amortization of certain goodwill and identifiable intangibles are not deductible for income tax purposes.

Six Months Ended June 30, 1997 As Compared With Six Months Ended June 30, 1996

     Revenues. Revenues for the six-month period ended June 30, 1997 were $52.5 million compared to $29.9 million for the same period in the prior year, an increase of $22.6 million or 75.6%. The increase is attributable to internal transaction revenue growth, an increase in non-transaction based sources of revenue, such as maintenance and support activities, from the Acquired Businesses and the additional revenues generated from the Acquired Businesses.

     Cost of Revenues. Cost of revenues for the six-month period ended June 30, 1997 was $25.8 million compared to $15.1 million for the six-month period ended June 30, 1996. This increase of $10.7 million or 70.9% is attributable to additional costs associated with increased transaction volume in the Company's business and the inclusion of the Acquired Businesses. As a percentage of revenues, cost of revenues improved to 49.1% for the six-month period ended June 30, 1997 compared to 50.3% in the same period last year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six- month period ended June 30, 1997 were $11.8 million compared with $7.9 million for the same period last year, an increase of $3.9 million or 49.4%. The dollar increase is a result of the inclusion of the Acquired Businesses and the required infrastructure to support the larger base of revenues. As a percentage of revenues, selling, general and administrative expenses were 22.5% for the six-month period ended June 30, 1997 compared with 26.4% in the same period last year. The improvement as a percentage of revenues is a result of a larger revenue base to support these expenses, as well as the elimination of certain duplicative costs realized in connection with the Acquired Businesses.

     Depreciation and Amortization. Depreciation and amortization expense for the six-month period ended June 30, 1997 was $12.2 million compared to $7.4 million for the comparable period last year. The increase is primarily the result of the amortization of goodwill and other intangibles related to the Acquired Businesses of $9.3 million in 1997 compared with $5.3 million in 1996.

     Merger and Facility Integration Costs. The Company recognized merger and facility integration costs in the six-month period ended June 30, 1996 of $2.2 million related primarily to the NEIC acquisition. These charges represent costs incurred as a direct result of the plan to integrate NEIC and Teleclaims. See Note D of Notes to the Unaudited Consolidated Financial Statements. The Company estimates that no future costs will be charged to merger and facility integration costs related to NEIC and Teleclaims.

     Write off of Acquired In Process Technology. The Company incurred a one time write-off of acquired in process technology in connection with the acquisition of certain of the Acquired Businesses. See Note C of Notes to the Unaudited Consolidated Financial Statements. The Company recognized charges of $3.0 million for the six months ended June 30, 1997, related to the write-off of certain acquired research and development in connection with the March 1997 acquisition of certain assets of Diverse Software Solutions, Inc., and $30.7 million for the same period in 1996, related to the NEIC and Teleclaims acquisitions.

     EMC Losses. The Company recognized a loss of $540,000 for funding of certain of EMC operations for the six-month period ended June 30, 1996. This loss was recorded as an operating expense. EMC's results of operations are included in the Company's Consolidated Statement of Operations from the date of acquisition.

     Net Interest Income (Expense). The Company recorded net interest income of $449,000 for the six-month period ended June 30, 1997 compared to net interest expense of $1.5 million in the comparable period in 1996. Net interest income for the first six months of 1997 resulted from the elimination of borrowings under the Company's credit facilities which were outstanding in the corresponding prior year period, and interest earned on the Company's cash and cash equivalents which more than offset interest expense on the Company's 9% convertible subordinated notes issued in June 1995. See "--Liquidity and Capital Resources." The borrowings, which consisted of a $25 million term loan and approximately $12.9 million outstanding under the Company's revolving credit facility, were repaid in the third quarter of 1996 with a portion of the proceeds from the Company's August 1996 public offering of 3,320,000 shares of Common Stock.

     Income Tax Provision. The Company's income tax provision for the six-month period ended June 30, 1997 was $2.6 million compared to $50,000 in the comparable period in 1996. The income tax expense recorded is based upon estimated taxable income. Amortization of certain goodwill and identifiable intangibles are not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generally has incurred operating losses since its health care transaction processing business commenced operations in 1989. The operating losses historically resulted from the Company's substantial investment in its health care transaction processing business coupled with a disproportionate amount of overhead and fixed costs, and, more recently, from charges to merger and facility integration costs and write off of acquired in process technology related to the Acquired Businesses. Prior to the sale of the financial processing business in 1995, health care losses had been funded by earnings from the Company's more mature financial business, which had a substantially higher transaction volume and revenue base.

     As of June 30, 1997, the Company had available cash and cash equivalents of approximately $36.4 million. On August 7, 1997, however, the Company completed the acquisition of Healthcare Data Interchange Corporation ("HDIC"), the electronic data interchange health care services subsidiary of Aetna U.S.
Healthcare, Inc., for approximately $36.4 million. The HDIC acquisition was financed through the Company's available cash. See Note I of Notes to the Unaudited Consolidated Financial Statements.

     The Company currently has no amounts outstanding under the Company's $50 million revolving credit facility. Any outstanding borrowings made against the credit facility would bear interest at a rate equal to the Base Rate (as defined in the credit facility) or an index tied to LIBOR. The total amount outstanding under the credit facility is due and payable in full on June 30, 2000. The credit facility contains financial covenants applicable to the Company and its subsidiaries including ratios of debt to capital, annualized EBITDA to annualized interest expense and certain other financial covenants customarily included in a credit facility of this type. The Company and its subsidiaries also are subject to certain restrictions relating to payment of dividends, acquisitions, incurrence of debt and other restrictive provisions. The credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

     In June 1995, the Company issued $10 million in 9% subordinated convertible notes due in May 2000 (the "Convertible Notes"). The Convertible Notes were convertible at the election of the holders into shares of Common Stock at a conversion price of $10.52 per share. On November 7, 1996, the Company filed a registration statement with the Securities and Exchange Commission covering the offering of 321,289 shares of Common Stock. The registration statement was filed pursuant to the demand of the then current holders of the Convertible Notes under a Registration Rights Agreement dated June 6, 1995. The Company was advised by the holders of the Convertible Notes that they intended to convert $3,380,000 principal amount of the Convertible Notes into 321,289 shares of Common Stock to permit their sale pursuant to the registration statement. Prior to the termination of the registration statement on May 19, 1997, an aggregate of $2,286,000 in principal amount of the Convertible Notes was converted into 217,317 shares of Common Stock and sold pursuant to the registration statement. The Company did not receive any proceeds from the sale of the Common Stock offered thereunder. In a series of unrelated transactions, the remaining $7,714,000 in principal amount of the Convertible Notes had been converted into 733,239 shares of Common Stock as of June 9, 1997. Accordingly, no Convertible Notes remain outstanding.

     The Company purchases additional computer hardware and software products from time to time as required by the growth of its customer base. The Company incurred capital expenditures of $2.2 million and $3.7 million for the quarter and the six-month period ended June 30, 1997, respectively, primarily for computer hardware and software products used for the expansion of the Company's business. The Company currently estimates that total capital expenditures for 1997 will be approximately $7 to $8 million.

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

CHANGE IN ACCOUNTING PRINCIPLE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Statement No. 128 is not expected to have any impact on the Company's computation of primary earnings per share; however, the Company does expect to include a computation of diluted earnings per share in future periods for the effect of dilutive securities.

SEASONALITY

     The Company's business is to some extent seasonal, with more revenues being generated from September through March as a result of a greater number of pharmaceutical claims arise in those months, while operating expenses tend to remain relatively constant over the course of the year.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, the Company may be a party to legal proceedings incidental to its business but believes that none of these proceedings is material to its business at the present time.

Item 4.  Submission of Matter to a Vote of Security Holders.

     The Company held its Annual Meeting of Shareholders on June 19, 1997 (the "Annual Meeting"). The shareholders of the Company voted as follows on the three agenda items considered at the Annual Meeting:

     (a) to elect three (3) Class II Directors, W. Marvin Gresham, Richard A. McStay and Harlan F. Seymour, for three-year terms or until their successors are duly elected and qualified. The following table sets forth the number of votes cast for, against and abstained with respect to each of the nominees.


        Nominee                  For             Against          Abstained
       ---------                -----           ---------        -----------
W. Marvin Gresham             13,189,396             0             23,797
Richard A. McStay             13,164,896             0             48,297
Harlan F. Seymour             13,167,196             0             45,997



     (b) to ratify, confirm and approve the ENVOY Corporation Employee Stock Purchase Plan. There were 11,005,836 votes cast for such proposal, 99,061 votes cast against such proposal and 17,507 abstaining with respect to such proposal.

     (c) to ratify the appointment of Ernst & Young LLP as the independent public accountants for the Company in 1997. There were 13,188,296 votes cast for such proposal, 13,030 votes cast against such proposal and 11,867 abstaining with respect to such proposal.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits.

       27     Financial Data Schedule

(b)    Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on June 23, 1997 pursuant to
Item 5 thereof with the Securities and Exchange Commission to announce the execution of that certain Stock Purchase Agreement dated June 14, 1997, by and between the Company and Advent Investments, Inc. relating to the acquisition of HDIC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ENVOY CORPORATION

Date:    August 12, 1997                  By:  /s/ Fred C. Goad, Jr.
                                               ---------------------
                                               Fred C. Goad, Jr.
                                               Chairman and Co-Chief
                                               Executive Officer

Date:    August 12, 1997                  By:  /s/ Kevin M. McNamara
                                               ---------------------
                                               Kevin M. McNamara
                                               Senior Vice President and
                                               Chief Financial Officer