Form 10-Q
period 1997-09-30
ENVOY CORP /TN/
filed 1997-11-13
CIK 932277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                   SHARES OUTSTANDING AS OF OCTOBER 31, 1997:

                                   16,566,904

                                     CLASS:

                      COMMON STOCK, NO PAR VALUE PER SHARE

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                ENVOY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                September 30,      December 31,
                                                                                     1997              1996
                                                                                -------------      ------------
ASSETS:
CURRENT ASSETS:
         CASH AND CASH EQUIVALENTS                                              $    3,625          $  36,430
         ACCOUNTS RECEIVABLE - NET                                                  24,503             20,435
         INVENTORIES                                                                 1,895              2,586
         DEFERRED INCOME TAXES                                                         971              1,018
         OTHER                                                                       1,189              2,947
                                                                                -------------      ------------
                  TOTAL CURRENT ASSETS                                              32,183             63,416
PROPERTY AND EQUIPMENT, NET                                                         17,472             15,353
OTHER ASSETS                                                                        77,354             55,045
                                                                                -------------      ------------
TOTAL ASSETS                                                                    $  127,009         $  133,814
                                                                                =============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER
           CURRENT LIABILITIES                                                  $   21,254         $   14,899
         CURRENT PORTION OF LONG-TERM DEBT                                               0                 93
                                                                                -------------      ------------
TOTAL CURRENT LIABILITIES                                                           21,254             14,992

LONG-TERM DEBT, LESS CURRENT PORTION                                                    99              8,412
DEFERRED INCOME TAXES                                                                  736              1,965
OTHER NON-CURRENT LIABILITIES                                                       10,056                  0
SHAREHOLDERS' EQUITY:
         PREFERRED STOCK - No par value; authorized,
         12,000,000 shares; issued 3,730,233                                        40,100             40,100
         COMMON STOCK - No par value; authorized, 48,000,000 shares;
         issued, 16,564,137 and 11,289,421 in 1997 and 1996, respectively          113,225            103,199
         ADDITIONAL PAID-IN CAPITAL                                                  7,155              7,155
         RETAINED DEFICIT                                                          (65,616)           (42,009)
                                                                                -------------      ------------
                  TOTAL SHAREHOLDERS' EQUITY                                        94,864            108,445
                                                                                -------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  127,009         $  133,814
                                                                                =============      ============
See accompanying notes to unaudited consolidated financial statements.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                        --------------------------   --------------------------
                                                             1997          1996          1997           1996
                                                          ---------     ---------     ---------      ---------
REVENUES                                                  $ 28,590      $ 21,502      $ 81,098       $ 51,422
OPERATING COSTS AND EXPENSES:
         COST OF REVENUES                                   13,811        10,773        39,609         25,824
         SELLING, GENERAL AND ADMINISTRATIVE                 5,440         5,124        17,254         13,027
         DEPRECIATION AND AMORTIZATION                       6,623         5,538        18,806         12,908
         MERGER AND FACILITY INTEGRATION COSTS                   0         1,398             0          3,564
         WRITE OFF OF ACQUIRED IN-PROCESS
         TECHNOLOGY                                         35,000             0        38,000         30,700
         EMC LOSSES                                              0             0             0            540
                                                          ---------     ---------     ---------      ---------
OPERATING LOSS                                             (32,284)       (1,331)      (32,571)       (35,141)
OTHER INCOME (EXPENSE)
         INTEREST INCOME                                       282           353         1,219            520
         INTEREST EXPENSE                                     (417)         (706)         (905)        (2,340)
                                                          ---------     ---------     ---------      ---------
                                                              (135)         (353)          314         (1,820)
                                                          ---------     ---------     ---------      ---------
LOSS BEFORE INCOME TAXES                                   (32,419)       (1,684)      (32,257)       (36,961)
INCOME TAX PROVISION (BENEFIT)                             (11,209)          279        (8,649)           329
                                                          ---------     ---------     ---------      ---------
NET LOSS                                                  $(21,210)     $ (1,963)     $(23,608)      $(37,290)
                                                          =========     =========     =========      =========
NET LOSS PER COMMON SHARE                                 $  (1.28)     $  (0.14)     $  (1.47)      $  (3.04)
                                                          =========     =========     =========      =========
WEIGHTED AVERAGE SHARES OUTSTANDING                         16,514        13,704        16,056         12,285
                                                          =========     =========     =========      =========

See accompanying notes to unaudited consolidated financial statements.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                          --------------------------------------
                                                                                1997                   1996
                                                                          ---------------        --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $    15,311            $       34
INVESTING ACTIVITIES:
         NET DECREASE IN SHORT-TERM INVESTMENTS                                       0                 7,842
         PURCHASES OF PROPERTY AND EQUIPMENT                                     (6,138)               (3,240)
         (INCREASE) DECREASE  IN OTHER ASSETS                                    (3,280)                  280
         PAYMENTS FOR BUSINESSES ACQUIRED, NET
         OF $4,784  CASH  ACQUIRED IN 1996 AND
         INCLUDING OTHER CASH PAYMENTS
         ASSOCIATED WITH THE ACQUISITIONS                                       (40,412)              (85,294)
                                                                          ---------------        --------------
NET CASH USED IN INVESTING ACTIVITIES                                           (49,830)              (80,412)
FINANCING ACTIVITIES:
         PROCEEDS FROM ISSUANCE OF PREFERRED
         STOCK                                                                        0                38,000
         PROCEEDS FROM ISSUANCE OF COMMON
         STOCK                                                                    1,813                88,354
         PROCEEDS FROM LONG-TERM DEBT                                                 0                43,900
         PAYMENTS ON LONG-TERM DEBT                                                 (99)              (43,994)
         PAYMENT OF DEFERRED FINANCING COSTS                                          0                (1,200)
                                                                          ---------------        --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,714               125,060
                                                                          ---------------        --------------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                                     (32,810)               44,682
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                           36,430                   222
                                                                          ---------------        --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     3,625            $   44,904
                                                                          ===============        ==============

See accompanying notes to unaudited consolidated financial statements.

ENVOY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997

A.       BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of ENVOY Corporation (the "Company" or "ENVOY") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

C.       RECENT ACQUISITIONS

     Each of the following acquisitions was accounted for under the purchase method of accounting, applying the provisions of APB Opinion No. 16 ("APB 16") and, as a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and identifiable intangibles will be based upon further studies and may change during the allocation period, generally one year following the date of acquisition. The financial statements for the three- and nine-month periods ended September 30, 1997 and 1996 reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

NATIONAL ELECTRONIC INFORMATION CORPORATION ("NEIC")

     On March 6, 1996, the Company's shareholders approved the acquisition of NEIC for an aggregate purchase price of approximately $94,301,000, consisting of $88,354,000 paid to the NEIC stockholders and certain other transaction and acquisition costs of $5,947,000. The Company recorded $37,631,000 in goodwill and $19,600,000 of identifiable intangible assets related to the NEIC acquisition. In connection with the NEIC acquisition, the Company incurred a one time write-off of acquired in-process technology of $30,000,000. Such amount was charged to expense in the three months ended March 31, 1996, because this amount relates to research and development that had not reached technological feasibility and for which there was no alternative future use.

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

NATIONAL VERIFICATION SYSTEMS, L. P.  ("NVS")

     On September 13, 1996, the Company completed the acquisition of NVS for $2,150,000 in cash and the assumption of certain liabilities. Goodwill and other identifiable intangible assets in the amount of $1,864,000 were recorded in connection with the NVS acquisition.

PROFESSIONAL OFFICE SYSTEMS, INC. ("POSI")

     On October 31, 1996, the Company acquired all the issued and outstanding capital stock of POSI, the electronic data interchange clearinghouse for Blue Cross and Blue Shield of the National Capital Area, for approximately $6,400,000 in cash and the assumption of certain liabilities. Based upon management's preliminary estimates, goodwill and identifiable intangibles in the amount of $6,742,000 were recorded in connection with the POSI acquisition.

DIVERSE SOFTWARE SOLUTIONS, INC. ("DSS")

     On March 11, 1997, the Company completed the acquisition of certain assets of DSS for $4,000,000 in cash, plus a contingent payout based upon the attainment of certain revenue thresholds in future operating periods, and the assumption of certain liabilities. The Company preliminarily recorded $3,000,000 for such contingent payment. Based on management's preliminary estimates, the Company recorded $5,064,000 of goodwill and other identifiable intangible assets related to the DSS acquisition. Also recorded as part of the DSS acquisition was a one-time write-off of acquired in-process technology of $3,000,000. Such amount was charged to expense in the three months ended March 31, 1997, because this amount related to research and development that had not reached technological feasibility and for which there was no alternative future use.

HEALTHCARE DATA INTERCHANGE CORPORATION ("HDIC")

     On August 7, 1997, the Company acquired all the issued and outstanding capital stock of HDIC, the electronic data interchange ("EDI") health care services subsidiary of Aetna U.S. Healthcare, Inc. ("AUSHC"), for approximately $36,412,000 million in cash and the assumption of certain liabilities of approximately $14,800,000, including approximately $13,800,000 million relating to the assumption of unfavorable contracts of which $10,056,000 is classified as a long-term liability and the remaining $3,744,000 is classified as a current liability. In addition, the Company and AUSHC simultaneously entered into a long-term services agreement under which AUSHC has agreed to use the Company as its single source clearinghouse and EDI network for all AUSHC electronic health care transactions. Based upon management's preliminary estimates, the Company recorded approximately $16,112,000 of goodwill and other identifiable intangible assets related to the HDIC acquisition. Also recorded as part of the HDIC acquisition was a one-time write-off of acquired in-process technology of $35,000,000. Such amount was charged to expense in the three months ended September 30, 1997, because this amount related to research and development that had not reached technological feasibility and for which there was no alternative future use.

     The following presents unaudited pro forma results of operations (excluding all one-time write-offs of acquired in-process technology and merger and facility integration costs) for the nine-month period ended September 30, 1997 and 1996 assuming all acquisitions, including EMC*Express, Inc. ("EMC") (See Note F), had been consummated at the beginning of the periods presented:



                                                    Nine Months Ended
                                                      September 30,
                                             -----------------------------
                                                 1997             1996
                                             ------------     ------------
                                                      (in thousands,
                                                  except per share data)
Revenues                                      $       86,244    $      73,151
Net loss                                      $       (1,884)   $     (10,856)
Net loss per common share                     $       ( 0.12)   $       (0.94)

D.  SALE OF THE GOVERNMENT SERVICES BUSINESS

     On September 16, 1997, the Company completed the sale of substantially all of the assets related to the Company's hunting and fishing licenses and electronic benefit transfer business (collectively "the Government Services
Business") for (i) $500,000 payable in the form of a promissory note due and payable in full on August 31, 1999 and (ii) certain contingent payment amounts based upon the achievement of specified future operating results of the Government Services Business. The Company recorded a gain of $500,000 related to the sale of the Government Services Business in the third quarter of 1997. The results of operations of the Government Services Business are included in the Company's Consolidated Statement of Operations through the date of disposition.

E.       MERGER AND FACILITY INTEGRATION COSTS

     As a result of the acquisitions of NEIC and Teleclaims in March 1996, the Company approved a plan that reorganized certain of its operations, personnel and facilities to gain the effects of potential cost savings and operating synergies. The cost of this plan to integrate the acquired companies are recognized as incurred in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and was not part of the purchase price allocation. The costs for the three- and nine-month periods ended September 30, 1996 associated with this plan of $1,398,000 and $3,564,000 respectively, represented exit costs associated with lease terminations, personnel costs, write downs of impaired assets and other related costs that were incurred as a direct result of the plan and were classified as merger and facility integration costs in the statement of operations. The employee groups terminated included accounting, marketing and certain areas of the systems and operations departments. The number of employees terminated was approximately 120.
Adjustments made to the liability as of September 30, 1997 and 1996 were approximately $1,816,000 and $731,000, respectively.

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

     Based on the Company's decision to terminate the Management Agreement, the Company discontinued the equity method of accounting for EMC and began accounting for the investment on a cost basis. Accordingly, the funding of EMC's operating costs in 1996 were charged to operating expense. The Company was committed through March 31, 1996 to continue to fund certain operating costs of EMC. The amount disbursed for the funding of these costs during the three- and nine-month periods ended September 30, 1996 was $0 and $540,000, respectively.

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

G.    TRANSACTION WITH FIRST DATA CORPORATION

     On June 6, 1995, the Company completed a merger of its financial transaction processing business with First Data Corporation (the "First Data Merger"). Pursuant to a management services agreement entered into in connection with the First Data Merger, the Company was entitled to receive a fee from First Data Corporation ("First Data") of $1,500,000 per annum, payable in quarterly installments of $375,000, during the first two years following the First Data Merger. Management fees for the three-month periods ended September 30, 1997 and 1996 were $0 and $375,000, respectively, and $650,000 and $1,125,000 for the nine-month periods ended September 30, 1997 and 1996, respectively. These fees are classified in revenues in the consolidated statements of operations. First Data's obligation to pay management fees to the Company pursuant to the management services agreement ended during the quarter ended June 30, 1997.

H.    9% SUBORDINATED CONVERTIBLE NOTES

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

I.       CHANGE IN ACCOUNTING PRINCIPLE

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

OVERVIEW

     ENVOY Corporation (the "Company") is a leading provider of electronic data interchange services to participants in the health care market, including pharmacies, physicians, hospitals, dentists, billing services, commercial insurance companies, managed care organizations, state and federal government agencies and others.

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

     Since the beginning of 1996, the Company has made several acquisitions, the most significant being the acquisitions of National Electronic Information Corporation ("NEIC") and Healthcare Data Interchange Corporation ("HDIC") (collectively, the "Acquired Businesses"). See Notes C and F of Notes to the Unaudited Consolidated Financial Statements. All acquisitions were accounted for under the purchase method of accounting and, as a result, the Company has recorded the assets and liabilities of the Acquired Businesses at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. The financial statements for the three- and nine-month periods ended September 30, 1997 and 1996 reflect the operations of the Acquired Businesses for the periods after their respective dates of acquisition.


     Revenues principally are derived from transaction processing services to the health care market which generally are paid for by the health care providers or third-party payors. Revenues generally are earned on a per transaction basis and are generally based upon the number of transactions processed rather than the transaction volume per customer. In addition, total revenues include non-transaction based revenues derived from some of the Acquired Businesses. This revenue includes maintenance, licensing and support activities, as well as the sale of ancillary software and hardware products.

     The Company's revenues are composed of two basic transaction types (i) pharmacy and (ii) medical and other. The table below shows the number of transactions processed by the Company for the periods presented:


                                 Three Months                    Nine Months
                              Ended September 30,            Ended September 30,
                         ----------------------------- ----------------------------
                              1997           1996           1997            1996
                              ----           ----           ----            ----
                                 (in thousands)                 (in thousands)
Pharmacy                     145,045        119,709        431,547        339,063
Medical and Other             55,425         39,324        150,952         89,046
                             -------        -------        -------        -------
     Total                   200,470        159,033        582,499        428,109
                             =======        =======        =======        =======

     The transactions reflected above include the transactions of the Acquired Businesses from the date of acquisition.

     While pharmacy currently represents a majority of the Company's total transactions, the fee associated with these transactions is significantly less than that received for a medical transaction and as such pharmacy revenue at the end of the third quarter constituted less than 25% of the Company's total revenues. The rate of growth of the Company's pharmacy business has slowed during the past several quarters. For the third quarter the pharmacy business grew at approximately half the rate experienced in the Company's medical and other business. As a result of this trend, the Company expects its pharmacy business as presently conducted to represent a decreasing portion of the Company's total revenues for the next several quarters. As the mix of the Company's business changes, a decline in the growth rates associated with the Company's medical business could have a material impact on the financial condition and operating results of the Company. There can be no assurance that the mix of the Company's business or growth rates will continue at their current level.

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

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1997 As Compared With Three Months Ended September 30, 1996

     Revenues. Revenues for the quarter ended September 30, 1997 were $28.6 million compared to $21.5 million for the same period last year, an increase of $7.1 million. The majority of the increase is attributable to internal transaction revenue growth over the same quarter last year. An increase in non-transaction based sources of revenue, such as software licenses, maintenance and support activities, from certain of the Acquired Businesses also contributed to the increase.

     Cost of Revenues. Cost of revenues includes the cost of communications, computer operations, product development and customer support, as well as the cost of hardware sales and rebates to third parties for transaction processing volume. Cost of revenues in the third quarter of 1997 were $13.8 million compared to $10.8 million for the third quarter of 1996, an increase of $3.0 million or 28%. The dollar increase is attributable to the additional costs associated with the increased transaction volume and increases in rebates paid to third parties. The increase in rebates paid to third parties primarily results from an increase in the mix of claims received from large third party vendors and claim clearing houses. Therefore, if mix shifts continue toward larger vendors and clearing houses, the Company expects rebates to represent an increasing portion of its costs of sales. As a percentage of revenues, cost of revenues improved to 48.3% in the third quarter of 1997 compared to 50.1% in the third quarter of 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing, finance, accounting and administrative costs. Selling, general and administrative expenses for the three months ended September 30, 1997 were $5.4 million compared to $5.1 million in the same period in 1996, an increase of 5.9%. As a percentage of revenues, selling, general and administrative expenses were 19.0% for the third quarter of 1997 compared to 23.8% for the third quarter of 1996. The improvement is attributable to a larger base of revenues, the elimination of certain duplicative costs realized in connection with the Acquired Businesses and a one-time gain of $500,000 recognized in the third quarter of 1997 in connection with the sale of the Government Service Business. See Note D to the Unaudited Consolidated Financial Statements. Excluding the one-time gain, selling, general and administrative expenses as a percentage of revenues for the third quarter of 1997 would have been 20.8%.

     Depreciation and Amortization. Depreciation and amortization expense relates primarily to host computers, communications equipment, goodwill and other identifiable intangible assets. Depreciation and amortization expense for the third quarter of 1997 was $6.6 million compared to $5.5 million for the comparable period in 1996. The increase is primarily the result of the amortization of $5.2 million in goodwill and other intangibles related to the Acquired Businesses in the third quarter of 1997, including approximately
$315,000 relating to the HDIC acquisition, compared with $4.3 million in the third quarter of 1996. Depreciation and amortization increased further as the result of the additional investment in host computer systems and software to expand the Company's transaction processing capabilities. At September 30, 1997, the Company had goodwill of $36.2 million associated with the Acquired Businesses, including $13.9 million relating to the HDIC acquisition, remaining to be amortized over periods of three to fifteen years following the acquisitions. In addition, the Company had identified intangibles of $24.3 million, including $1.9 million relating to the HDIC acquisition over two to nine year time periods, as applicable.

     Merger and Facility Integration Costs. The Company recognized merger and facility integration costs in the third quarter of 1996 of $1.4 million related primarily to the NEIC acquisition. These charges represent costs incurred as a direct result of the plan to integrate NEIC and Teleclaims, Inc. ("Teleclaims"). See Note E of Notes to the Unaudited Consolidated Financial Statements. The Company estimates that no future costs will be charged to merger and facility integration costs related to NEIC and Teleclaims.

     Write-off of Acquired in Process Technology. The Company incurred a one-time write-off of acquired in-process technology of $35.0 million in connection with the HDIC acquisition. Such amount was charged to expense in the quarter ended September 30, 1997 because this amount related to research and development that had not reached technological feasibility and for which there was no alternative future use.

     Net Interest Income (Expense). The Company recorded net interest expense of $135,000 for the three months ended September 30, 1997 compared to net interest expense of $353,000 for the third quarter of 1996. Net interest expense in the third quarter of 1997 resulted from the imputed interest expense related to certain unfavorable contracts assumed as part of the HDIC acquisition. See Note C of Notes to the Unaudited Consolidated Financial Statements. Net interest expense in the third quarter of 1996 resulted from interest on outstanding borrowings under the Company's credit facilities and the Company's $10.0 million in 9% convertible subordinated notes issued in June 1995 (the "Convertible Notes"). The borrowings, which consisted of a $25 million term loan and approximately $12.9 million outstanding under the Company's revolving credit facility, were repaid in the third quarter of 1996 with a portion of the proceeds from the Company's August 1996 public offering of 3,320,000 shares of Common Stock. In a series of transactions, the Convertible Notes were converted into an aggregate of 950,556 shares of the Company's Common Stock as of June 9, 1997. Accordingly, no Convertible Notes remain outstanding.

     Income Tax Provision (Benefit). The Company's income tax benefit for the third quarter of 1997 was $11.2 million compared to a tax provision of $279,000 in the comparable period in 1996. The tax benefit recorded in the third quarter of 1997 reflects a deferred income tax benefit of $13.3 million associated with the $35.0 million charge for the write-off of acquired in process technology related to the HDIC acquisition. The income tax expense recorded is based upon estimated taxable income. Amortization of certain goodwill and identifiable intangibles are not deductible for income tax purposes.

     Nine Months Ended September 30, 1997 As Compared With Nine Months Ended September 30, 1996

     Revenues. Revenues for the nine-month period ended September 30, 1997 were $81.1 million compared to $51.4 million for the same period in the prior year, an increase of $29.7 million or 57.8%. The increase is attributable to internal transaction revenue growth, an increase in non-transaction based sources of revenue, such as maintenance and support activities, from the Acquired Businesses and additional revenues generated from the Acquired Businesses.

     Cost of Revenues. Cost of revenues for the nine-month period ended September 30, 1997 was $39.6 million compared to $25.8 million for the nine-month period ended September 30, 1996. This increase of $13.8 million, or 53.5%, is attributable to additional costs associated with increased transaction volume in the Company's business, the inclusion of the Acquired Businesses and increases in rebates paid to third parties. As previously stated, the increase in rebates paid to third parties primarily results from an increase in the mix of claims received from large third party vendors and claim clearing houses. Therefore, if mix shifts continue toward larger vendors and clearing houses, the Company expects rebates to represent an increasing portion of its cost of sales. As a percentage of revenues, cost of revenues improved to 48.8% for the nine-month period ended September 30, 1997 compared to 50.2% in the same period last year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine- month period ended September 30, 1997 were $17.3 million compared with $13.0 million for the same period last year, an increase of $4.3 million or 33.0%. The dollar increase is a result of the inclusion of the Acquired Businesses and the required infrastructure to support the larger base of revenues. As a percentage of revenues, selling, general and administrative expenses were 21.3% for the nine-month period ended September 30, 1997 compared with 25.3% in the same period last year. The improvement as a percentage of revenues is a result of a larger revenue base to support these expenses, the elimination of certain duplicative costs realized in connection with the Acquired Businesses and the one-time $500,000 gain associated with the sale of the Government Services Business. See Note D to the Unaudited Consolidated Financial Statements. Excluding the one-time gain, selling, general and administrative expenses as a percentage of revenues for the nine months ended September 30, 1997 would have been 21.9%.

     Depreciation and Amortization. Depreciation and amortization expense for the nine-month period ended September 30, 1997 was $18.8 million compared to $12.9 million for the comparable period last year. The increase is primarily the result of the amortization of goodwill and other intangibles related to the Acquired Businesses of $14.6 million in 1997, including $315,000 recognized during the third quarter of 1997 in connection with the HDIC acquisition, compared with $9.6 million for the comparable period in 1996.

     Merger and Facility Integration Costs. The Company recognized merger and facility integration costs in the nine-month period ended September 30, 1996 of $3.6 million related primarily to the NEIC acquisition. These charges represent costs incurred as a direct result of the plan to integrate NEIC and Teleclaims. See Note E of Notes to the Unaudited Consolidated Financial Statements. The Company estimates that no future costs will be charged to merger and facility integration costs related to NEIC and Teleclaims.

     Write off of Acquired In Process Technology. The Company incurred a one time write-off of acquired in process technology in connection with the acquisition of certain of the Acquired Businesses. See Note C of Notes to the Unaudited Consolidated Financial Statements. The Company recognized charges of $38.0 million for the nine months ended September 30, 1997, related to the write-off of certain acquired research and development in connection with the March 1997 acquisition of certain assets of Diverse Software Solutions, Inc., and the August 1997 acquisition of HDIC. For the comparable period in 1996, the Company recognized similar charges of $30.7 million related to the NEIC and Teleclaims acquisitions.

     EMC Losses. In January 1995, the Company acquired a 17.5% interest in EMC*Express, Inc. ("EMC") and also entered into an agreement for the management of EMC which required the Company to fund certain of EMC's operating costs in the form of advances. The Company determined that it was probable an impairment of its equity investment in EMC as of December 31, 1995 had occurred. As a result, the Company recognized losses for the nine-month period ended September 30, 1996 of $540,000 relating to the funding of EMC operating losses through the termination date of the management agreement in March 1996. Based upon the Company's decision to terminate the management agreement, the Company discontinued the equity method of accounting for EMC and began accounting for the investment on a cost basis. Accordingly, the loss related to EMC has been charged to operating expense. Following the termination of the management agreement, certain shareholders of EMC filed a lawsuit against the Company asserting claims for breach of contract and negligent conduct. In October 1996, the Company acquired the remaining 82.5% interest in EMC and settled the related lawsuit. See Note F of Notes to the Unaudited Consolidated Financial Statements. EMC's results of operations are included in the Company's Consolidated Statement of Operations from the date of acquisition.

     Net Interest Income (Expense). The Company recorded net interest income of $314,000 for the nine-month period ended September 30, 1997 compared to net interest expense of $1.8 million in the comparable period in 1996. Net interest income for the first nine months of 1997 resulted primarily from the elimination of borrowings under the Convertible Notes. The Company incurred additional interest expense in the first nine months of 1997 resulting from imputed interest expense related to certain unfavorable contracts assumed as part of the HDIC acquisition. See Note C of Notes to the Unaudited Consolidated Financial Statements. However, the interest earned on the Company's cash and cash equivalents during the nine month period ended September 30, 1997 more than offset the interest expense for the period. The net interest expense of $1.8 million for the nine months ended September 30, 1996 was the result of borrowings to finance the purchase of the Acquired Businesses under the Company's credit facilities, as well as interest associated with the Convertible Notes.

     Income Tax Provision(Benefit). The Company's income tax benefit for the nine-month period ended September 30, 1997 was $8.6 million compared to income tax expense of $329,000 in the comparable period in 1996. The 1997 tax benefit reflects a deferred income tax benefit of $13.3 million associated with the $35.0 million charge for the write-off of acquired in process technology related to the HDIC acquisition. The income tax expense recorded for the comparable 1996 period is based upon estimated taxable income. Amortization of certain goodwill and identifiable intangibles are not deductible for income tax purposes.

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

     On August 7, 1997, the Company completed the acquisition of HDIC for approximately $36.4 million. The HDIC acquisition was financed through the Company's available cash. See Note C of Notes to the Unaudited Consolidated
Financial Statements. Following the HDIC acquisition and as of September 30, 1997, the Company had available cash and cash equivalents of approximately $3.6 million.

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

     The Company purchases additional computer hardware and software products from time to time as required to support the Company's business. The Company incurred capital expenditures of $2.4 million and $6.1 million for the quarter and the nine-month period ended September 30, 1997, respectively, primarily for computer hardware and software products. The Company currently estimates that total capital expenditures for 1997 will be approximately $8 to $9 million.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits.

       27     Financial Data Schedule

(b)    Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on August 22, 1997 pursuant to Item 2 thereof with the Securities and Exchange Commission to announce the completion of the HDIC acquisition. The Company also filed a Current Report on Form 8-K/A pursuant to Item 7(b) thereof on October 20, 1997 to amend the original Form 8-K filed on August 22, 1997 for the purpose of including certain pro forma financial information relating to the HDIC acquisition, which was omitted in the Form 8-K originally filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ENVOY CORPORATION


Date:    November 13, 1997          By:  /s/ Fred C. Goad, Jr.
                                    ------------------------------------
                                         Fred C. Goad, Jr.
                                         Chairman and Co-Chief
                                         Executive Officer

Date:    November 13, 1997          By:  /s/ Kevin M. McNamara
                                    ------------------------------------
                                         Kevin M. McNamara
                                         Senior Vice President and
                                         Chief Financial Officer