Form 10-K405
period 1997-12-31
ENVOY CORP /TN/
filed 1998-03-09
CIK 932277

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997       Commission file number 0-25062

                                ENVOY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            Tennessee                                     62-1575729
--------------------------------------             -------------------------
   (State or Other Jurisdiction                        (I.R.S. Employer
  of Incorporation or Organization)                   Identification No.)

  15 Century Boulevard, Suite 600
        Nashville, Tennessee                                 37214
---------------------------------------            -------------------------
(Address of Principal Executive Offices)                   (Zip Code)

     Registrant's Telephone Number, Including Area Code: (615) 885-3700

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
           ----------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                                -----       ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 27, 1998, was approximately $803,720,000. The market value calculation was determined using the closing sale price of the Registrant's common stock on February 27, 1998, as reported on The Nasdaq Stock Market.

         The number of shares outstanding of the Registrant's common stock as of February 27, 1998 was 21,009,962.

                       DOCUMENTS INCORPORATED BY REFERENCE

                         Documents from which Portions are
Part of Form 10-K        Incorporated by Reference
-----------------        ---------------------------------
    Part III             Portions of the Proxy Statement relating to the
                         Annual Meeting of Shareholders to be held on June
                         4, 1998 are incorporated by reference into Items
                         10, 11, 12 and 13.


                                                   [The Exhibit Index is located
                                                on page ___ of ___ total pages.]

                                ENVOY CORPORATION

                                TABLE OF CONTENTS
                             FORM 10-K ANNUAL REPORT

                                     PART I

     ITEM 1.  Business ..................................................................   1
     ITEM 2.  Properties ................................................................  10
     ITEM 3.  Legal Proceedings .........................................................  10
     ITEM 4.  Submission of Matters to a Vote of Security Holders .......................  10

                                     PART II
     ITEM 5.  Market for the Registrant's Common Equity and Related Shareholder Matters .  11
     ITEM 6.  Selected Financial Data ...................................................  12
     ITEM 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations  ....................................................  13
     ITEM 8.  Financial Statements and Supplementary Data ...............................  24
     ITEM 9.  Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure ..................................................  24

                                    PART III
     ITEM 10. Directors and Executive Officers of the Registrant ........................  25
     ITEM 11. Executive Compensation ....................................................  25
     ITEM 12. Security Ownership of Certain Beneficial Owners and Management.............  25
     ITEM 13. Certain Relationships and Related Transactions ............................  25

                                     PART IV
     ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........  26

SIGNATURES ..............................................................................  30

                                ENVOY CORPORATION

                                     PART I


ITEM 1. BUSINESS

GENERAL

      ENVOY Corporation, a Tennessee corporation ("ENVOY" or the "Company"), is a provider of electronic data interchange ("EDI") services to participants in the health care market, including pharmacies, physicians, hospitals, dentists, billing services, commercial insurance companies, managed care organizations, state and federal governmental agencies and others. The Company provides health care EDI services on a real-time and batch-processing basis by utilizing proprietary computer and telecommunications software and microprocessor technology. ENVOY is one of the largest processors of electronic real-time pharmacy and commercial third-party payor batch transactions in the United States based upon annual transaction volume. ENVOY's transaction network consists of approximately 206,000 physicians, 34,000 pharmacies, 38,000 dentists, 4,400 hospitals and 784 payors, including approximately 46 Blue Cross Blue Shield Plans, 50 Medicare Plans and 38 Medicaid Plans.

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

      As part of its strategy to maintain and enhance its leadership position in the health care transaction processing industry, the Company has completed several acquisitions, the most significant of which are the acquisition of National Electronic Information Corporation ("NEIC") in March 1996 and the acquisition of Healthcare Data Interchange Corporation ("HDIC") in August 1997. See "Recent Acquisitions." In addition, on February 27, 1998, the Company completed business combinations with the three companies operating the ExpressBill(R) patient statement processing and printing services businesses for an aggregate of 3,500,000 shares of ENVOY Common Stock. Shareholders of XpiData, Inc. ("XpiData"), based in Scottsdale, Arizona, received 1,365,000 shares and shareholders of Professional Office Services, Inc. ("POS") and its affiliated company, Automated Revenue Management, Inc. ("ARM", and together with XpiData and POS, sometimes collectively referred to herein as the "ExpressBill Companies"), both of which are based in Toledo, Ohio, received an aggregate of 2,135,000 shares. The ExpressBill Companies' patient statement services include electronic data transmission and formatting, statement printing and mailing services for health care providers and practice management system vendors. It is anticipated that the business combinations with the ExpressBill Companies will be accounted for as poolings of interests.

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

      The Company believes EDI transaction processing offers a number of benefits to health care payors and providers. The elimination or reduction of paper-based transactions significantly lowers claims processing costs of payors, and on-line encounter and referral information provides more efficient medical cost management for managed care organizations and networked providers. In addition, payors are able to more easily detect fraud and screen for unusual utilization trends. From the health care providers' standpoint, information pertaining to eligibility, authorization and reimbursement can be more easily accessed and transmitted. By processing claims electronically, providers also reduce overhead costs and staff time and improve accounts receivable management.

      There are many types of transactions, information exchanges and other communications that occur between the various participants in the health care industry, including patients, pharmacies, physicians, hospitals, dentists, billing services, commercial insurance companies, managed care organizations, state and federal government agencies and others. While electronic transaction processing for certain portions of the health care market has increased over the past few years, the majority of health care transactions continue to be paper-based and manually-processed. Existing EDI services in this market primarily consist of: (i) on-line verification of patient eligibility by pharmacies, health care providers and third-party payors (both commercial and governmental) through direct network communications; (ii) verification that the provider is eligible to treat the patient; (iii) verification that the patient is eligible for the treatment; (iv) filing of encounter data; (v) referral management for providers and payors; and (vi) batch processing of health care reimbursement claims through a central clearinghouse.

      Health care providers initiate electronic transaction processing through dedicated point-of-service terminals, stand alone software or software integrated with the provider's management information system. Providers can verify patient eligibility or obtain authorization for services at the time of appointment or registration by transmitting patient data to the processor across a telecommunication line. The processor then interfaces with the payor to obtain an eligibility or authorization confirmation which is transmitted back to the provider. The submission of claims generally occurs by providers aggregating claims throughout the day and submitting them electronically to a clearinghouse in batch. Claims are sorted, formatted and edited by the clearinghouse, and are then forwarded electronically to the payor. The claim is processed by the payor and the adjudicated response is communicated back to the provider. To the extent required, the payor sends a check to the provider or, in certain circumstances, initiates an electronic funds transfer to the provider's account.

      According to the Health Data Directory, approximately 83% of the 1.4 billion and 86% of the 1.7 billion third-party pharmacy claims processed in 1996 and 1997, respectively, were processed electronically. The Company believes that only a small percentage of nonclaim pharmacy transactions, such as the delivery of prescriptions by the physician to the pharmacist or formulary inquiries to pharmacy benefit managers, are delivered electronically through real-time on-line systems. The Company believes that there are opportunities to expand electronic processing to other areas in the pharmacy market. Also, as the population continues to grow and more benefit plans include prescription programs, the Company believes the demand for real-time processing of pharmacy transactions should continue to increase.

      In addition to pharmacies, other providers, including hospitals, physicians and dentists, transmit third-party reimbursement claims electronically, largely on a batch basis through claims clearinghouses. According to the Health Data Directory, approximately 42% of the 2.5 billion non-pharmacy health care claims processed in 1997 were processed electronically. The recent growth of managed care and governmental health care cost containment efforts have increased the use of real time transaction processing by hospitals and physicians by emphasizing not only lower costs, but improved operating efficiencies and increasing accountability. Certain state Medicaid programs permit providers to electronically verify Medicaid eligibility on a real-time basis, and certain managed care companies have encouraged their provider networks to utilize real-time EDI for authorizations, encounter reports and referrals. The Company believes that there are significant opportunities for further expansion of EDI transactions to the non-pharmacy sector of the health care market, both for claims processing as well as for clinical and other purposes.

COMPANY SERVICES

      ENVOY provides various EDI services to participants in the health care market through a real-time and batch clearinghouse network. Through its transaction network, ENVOY provides an electronic link, directly and indirectly through other clearinghouses or vendors, to approximately 206,000 physicians, 34,000 pharmacies, 38,000 dentists, 4,400 hospitals and 784 payors, including approximately 46 Blue Cross Blue Shield Plans, 50 Medicare Plans and 38 Medicaid Plans.

      Real-time Transaction Processing. The Company provides real-time transaction processing for pharmacy claim adjudication and managed care transactions for health care providers and payors.

      A standard pharmacy transaction is the inquiry by the pharmacy, through a point-of-service terminal or personal computer terminal, to determine whether the patient is covered by a benefit program. After eligibility is confirmed, the claim is settled and the payor transmits to the pharmacy the amount and timing of the pending payment. As of December 31, 1997, ENVOY's EDI network was linked to approximately 34,000 of the estimated 51,000 retail pharmacies in the United States, including 40 of the top 50 retail pharmacy chains.

      ENVOY's real-time managed care transactions between providers and payors include (i) verification of the patient's enrollment in a program; (ii) verification that the provider is eligible to treat the patient; (iii) verification that the patient is eligible for a particular treatment; (iv) filing of encounter data; (v) referral to a specialist; and (vi) other ancillary transactions. These transactions are enabled by the Company's network connections to various databases.

      The Company has access to managed care and commercial insurer databases for Prudential, CIGNA, Aetna U.S. Healthcare, Oxford Health Plans, MetraHealth, Pacificare, Blue Cross of California, Empire Blue Cross and Blue Shield, Blue Cross and Blue Shield for the National Capital Area, Blue Cross and Blue Shield of Arkansas, QualMed, Access Med Plus and Health 123, and is a sponsored participant to the Blue

Cross and Blue Shield BluesNet network. For Medicaid eligibility verification and related transactions, the Company has access to state databases in Alabama, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Mississippi, Missouri, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Washington and Wyoming. In addition, if the patient wishes to pay the deductible or co-payment amounts by credit card, ENVOY's services provide the ability to obtain payment authorization and verification at the provider's offices.

      Batch Transaction Processing. With the acquisition of NEIC, ENVOY became one of the nation's largest processors of commercial third-party payor claims and enhanced its electronic network with connections to a significant number of health care providers and payors across the United States. Batch transactions are predominantly used to process reimbursement claims in traditional fee-for-service commercial or government payor systems and to process encounter data in capitated environments. These transactions are neither time-sensitive nor easily processed on a real-time basis and, as a result are processed on a collective and delayed basis. To submit claims, health care providers collect data throughout the day and then electronically forward these claims in bulk to a clearinghouse. ENVOY's clearinghouse electronically collects and verifies receipt of the claims and performs reformatting required to conform to a particular payor's specifications and editing, aggregates daily transactions by payor and transmits claims to payors based upon each payor's chosen communications protocols. ENVOY's transaction network is connected with 650 of the commercial third-party payors, including all of the top 20 commercial payors (based upon the number of members covered by such third-party payors).

      EDI Products and Interfaces. The Company has developed a range of hardware and software products and interfaces to facilitate the adoption of EDI by its customers. In addition, ENVOY supports industry standards of the American National Standards Institute, X12N Subcommittee and Healthcare Financing Administration National Standards.

          ENline(R). The Company's ENline family of proprietary software products performs all of the transactions of a stand alone point-of-service terminal and has enhanced functionality to facilitate both batch and real-time processing. The point-of-service terminal product, called ENline Genesis, is designed to handle real-time transactions and allow the Company to rapidly and cost effectively connect a significant number of providers into the transaction network. The point-of-service terminals can be accessed remotely to modify application software and communications parameters, allowing the Company the flexibility to implement changes in services relatively easily. Point-of-service terminals often are purchased from the Company by payors, who are sponsoring a managed care network, and offered by the payors to providers free of charge. In addition, providers may purchase terminals from the Company for a fee.

          The Company also has developed certain ENline PC-based products with enhanced functionality features and open Application Program Interfaces ("APIs"). The APIs are established at the operating system level and are designed to enable the Company's software to run on a wide variety of operating systems including DOS, UNIX and Windows. The ENline PC-based products can either function as a stand alone data entry system or work in conjunction with physician practice management software. The stand alone version, ENline Companion, is offered directly to providers. ENline Synergy is designed for integration into a practice management software product. The Company, in conjunction with the practice management vendor, integrates ENline Synergy into the practice management system for distribution by the practice management vendor to the provider. ENline Synergy also controls the editing and distribution of the information from the practice management system to the Company's network.

          Automatic Eligibility Verification. During 1996, the Company acquired technology for the automation of eligibility requests through the acquisition of National Verification Systems, L.P. ("NVS"). This technology interfaces with hospital and large practice management information systems to automatically verify patient eligibility at the time of admission or scheduling. Eligibility requests are obtained from the Company's real-time medical switch. In addition to eligibility verification, the Company's eligibility verification system provides statistical reporting on patient demographics for hospitals and/or physician practices.

          Automatic Transaction Posting. Through the acquisition of Diverse Software Solutions, Inc. ("DSS") in March 1997, the Company acquired EDI technology used for automatic posting of transactions into a hospital or practice management information system. See "Recent Acquisitions-Diverse Software Solutions, Inc." This technology, which has been integrated to work in tandem with NVS's automatic eligibility verification technology, uses transactions obtained from the Company's real-time and batch processing centers to perform automated remittance posting, accelerated secondary billing and member update of eligibility information.

     Patient Statements. Through the combinations with the ExpressBill Companies, the Company is able to offer automated patient billing services to the health care provider and hospital markets. These services include electronic data transmission and formatting, statement printing and mailing services for health care providers and practice management system vendors. See "Recent Acquisitions-ExpressBill Companies."

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

SALES AND MARKETING

         The Company develops and maintains payor, provider and vendor relationships primarily through its direct sales and marketing personnel located throughout the United States. As of February 20, 1998, ENVOY employed approximately 80 sales and marketing personnel. In addition, the ExpressBill Companies collectively employ approximately 30 sales and marketing personnel. The Company's primary sales and marketing strategy focuses on selling its services to organizations that have relationships with or access to a large number of providers.

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

CUSTOMERS

         The Company's principal customers consist of health care providers, such as pharmacies, physicians, hospitals, dentists and billing services, and third-party payors, such as commercial indemnity insurers, managed care organizations and state and federal governmental agencies. Primarily as a result of the HDIC acquisition, the Company has one customer, Aetna U.S. Healthcare, Inc., that accounted for approximately 15% of the Company's revenues during 1997. See "Recent Acquisitions - Healthcare Data Interchange Corporation." Prior to 1997, no customer accounted for more than 10% of the Company's revenues.

OPERATIONS

         The Company delivers its services through an integrated electronic transaction processing system, which includes ENVOY-designed software, host computer hardware, network management, switching services and the ability to interact with customers' personal computers and a variety of point-of-service devices, most of which were originally designed by the Company.

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

         A substantial portion of the Company's batch claim processing is outsourced. Utilizing the Company's proprietary software, a third-party processes batch transactions on an IBM 3090 mainframe computer coupled with a RISC-based communications network server. The contractual arrangement between the Company and the third-party processor requires the processor to maintain 24 hours a day, seven days a week processing capability and a "hot site" disaster recovery system. The Company's current contract with this third-party processor expires in December 1998.

PROPRIETARY RIGHTS

         ENVOY owns certain of the software and systems designs that it uses and has a limited, perpetual, nonexclusive, royalty-free license to use other software and systems designs, such as the point-of-service device designs which were developed by the Predecessor. The Company also licenses certain other software from third parties.

         The Company's success is dependent in part upon electronic transaction processing technology developed by the Company. A combination of trade secrets, service mark, copyrights, patents and contract protection is used to establish and protect that technology. There can be no assurance these legal protections and the precautions taken by the Company will be adequate to prevent misappropriation of technology used by ENVOY. In addition, the legal protections do not prevent independent third-party development of competitive technology.

COMPETITION

         The Company faces potential competition in the health care EDI market not only from other companies that are similarly specialized, but also from companies involved in other, more highly developed sectors of the electronic transaction processing market. Such companies could enter into, or focus more attention on, the health care transaction processing market as it develops. In addition, the Company faces competition by selected providers bypassing the Company's electronic network and going directly to the payor. Many of ENVOY's existing and potential competitors have greater financial, marketing and technological resources. There can be no assurance that the Company can continue to compete successfully with its existing and potential competitors in the health care EDI market.

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

EMPLOYEES

         As of February 20, 1998, ENVOY had approximately 583 employees, including approximately 517 salaried and 66 hourly employees (including temporary employees). In addition, the ExpressBill Companies collectively employ approximately 236 employees. None of these employees is represented by a union. ENVOY believes its relationship with its employees is good.

GOVERNMENT REGULATION

         Governmental regulatory policies affect the charges for and the terms of ENVOY's access to private line and public communications networks. ENVOY also must obtain certification on the applicable communications network for design innovations for POS devices and proprietary software. Any delays in obtaining necessary certifications with respect to future products and services could delay their introduction. In addition, the Federal Communications Commission requires ENVOY's products and services to comply with certain rules and regulations governing performance. ENVOY believes its existing products and services comply with all current rules and regulations. ENVOY can give no assurance, however, that such rules and regulations regarding access to communications networks will not change in the future. In addition, legislation has been proposed which would mandate standards and impose restrictions on the Company's ability to transmit health care transaction data. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors - Health Care Data Legislation." Changes in such rules, regulations or policies or the adoption of legislation that make it more costly to communicate on networks could adversely affect the demand for or the cost of supplying services in the health care EDI transaction processing business.

RECENT ACQUISITIONS

         As part of its strategy to maintain and enhance its leadership position in the health care transaction processing industry, the Company has completed several acquisitions. A brief description of the acquisitions completed by the Company since the beginning of 1997 follows:

         Diverse Software Solutions, Inc. In March 1997, the Company completed the acquisition of certain assets and liabilities of DSS. DSS, located near Tampa, Florida, provides automated electronic remittance advice posting, supplemental billing products and other advanced software products and services to medical practices and hospitals.

         Healthcare Data Interchange Corporation. In August 1997, the Company completed the acquisition of all the issued and outstanding capital stock of HDIC, the EDI health care services subsidiary of Aetna U.S. Healthcare, Inc. ("AUSHC"). In addition, the Company and AUSHC simultaneously entered into a long-term services agreement under which AUSHC has agreed to use the Company as its single source clearinghouse and EDI network for all AUSHC electronic health care transactions.

         ExpressBill(R) Companies. On February 27, 1998, the Company completed business combinations with the ExpressBill Companies pursuant to three separate agreements and plans of merger. The aggregate consideration for the transactions consisted of 3,500,000 shares of ENVOY Common Stock. Shareholders of XpiData received 1,365,000 shares and shareholders of POS and its affiliated company, ARM, received an aggregate of 2,135,000 shares. The ExpressBill Companies' patient statement services include electronic data transmission and formatting, statement printing and mailing services for health care providers and practice management system vendors. It is anticipated that these combinations will be accounted for as poolings of interests.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the executive officers of the Company.

       Name                    Age                                Position
--------------------        --------        ----------------------------------------------------
Fred C. Goad, Jr.              57           Chairman of the Board and Co-Chief Executive Officer

Jim D. Kever                   45           President and Co-Chief Executive Officer

Kevin M. McNamara              42           Senior Vice President and Chief Financial Officer

Harlan F. Seymour              48           Senior Vice President of Corporate Strategy
                                              and Development

Sheila H. Schweitzer           50           Senior Vice President of Operations

Gregory T. Stevens             33           Vice President, General Counsel and Secretary

         Mr. Goad has served as the Company's Chairman and Co-Chief Executive Officer since August 1995, and served as President and a Director since the Company's incorporation in August 1994. Mr. Goad served as Chief Executive Officer and a Director of the Predecessor from September 1985 through June 6, 1995. Mr. Goad also is a Director of Performance Food Group Company, a food distribution company, and is a Director of Oacis Healthcare Systems, Inc., a clinical healthcare software and services company.

    Mr. Kever has served as the Company's President and Co-Chief Executive Officer since August 1995, and as a Director from incorporation in August 1994. Prior to such time, he served as the Company's Executive Vice President, Secretary and General Counsel. Mr. Kever served as a Director and Secretary, Treasurer and General Counsel of the Predecessor since 1981 and as Executive Vice President since 1984. Mr. Kever also is a Director of Transaction Systems Architects, Inc., a supplier of electronic payment software products and network integration solutions, and 3D Systems Corporation, a manufacturer of technologically advanced solid imaging systems and prototype models.

    Mr. McNamara has served as the Company's Senior Vice President and Chief Financial Officer since February 1996, and as a Director since July 1997. Before joining the Company, he served as President of NaBANCO Merchant Services Corporation, a wholly owned subsidiary of National Bancard Corporation ("NaBANCO"), from October 1994 to December 1995. Mr. McNamara served as Senior Executive Vice President and Chief Financial Officer of NaBANCO from January 1992 through September 1994.

    Mr. Seymour has served as the Company's Senior Vice President of Corporate Strategy and Development since August 1997, and as a Director since October 1996. Before joining the Company as a full-time employee in August 1997, Mr. Seymour was a partner in Jefferson Capital Partners, Ltd., an investment banking firm, from September 1996 to June 1997. He served as Executive Vice President and Chief Operating Officer, Business Development, of Trigon Blue Cross Blue Shield, a leading health care insurance services company ("Trigon") from August 1994 to June 1996. Before joining Trigon, Mr. Seymour was with First Financial Management Corporation ("FFMC") of Atlanta, Georgia, for 11 years, serving in a variety of senior corporate positions, where his last responsibility was President and Chief Executive Officer of First Health Services Corporation, a wholly-owned subsidiary of FFMC.

         Ms. Schweitzer currently serves as the Company's Senior Vice President of Operations. Before joining the Company in August 1995, Ms. Schweitzer served from December 1991 to July 1995 as President and Chief Executive Officer of Medical Management Resources, Inc., a health care EDI services company which is a wholly-owned subsidiary of The Associated Group, Inc.

         Mr. Stevens currently serves as the Company's Vice President, General Counsel and Secretary. Before joining the Company in September 1996, Mr. Stevens was an attorney with the law firm of Bass, Berry & Sims PLC in Nashville, Tennessee since 1990.

ITEM 2.  PROPERTIES

         ENVOY leases approximately 42,000 square feet of space in an office building in Nashville, Tennessee under a lease expiring in August 2001. This facility serves as the corporate headquarters of ENVOY. ENVOY also leases approximately 27,500 square feet, which consists of a data center and an operations and customer support center, in Nashville, Tennessee. Approximately 18,500 square feet under this lease expires in May 2005, and the remaining 9,000 square feet under this lease expires in January 2001. The Company's Nashville data center handles the telecommunications network and computer systems for real-time pharmacy and health care transactions. In addition, the Company leases space in Oklahoma City, Oklahoma, and Phoenix, Arizona for small processing centers. The ExpressBill Companies operate their businesses in leased facilities located in Toledo, Ohio and Scottsdale, Arizona. The ExpressBill Companies Toledo facility's lease terminates in 2013 and consists of approximately 93,000 square feet. The ExpressBill Companies' Scottsdale facility is subleased pursuant to a lease that terminates in 2006 and consists of approximately 50,000 square feet.

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

         No matters were submitted to shareholders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The Common Stock of ENVOY ("Common Stock") is traded through the over-the-counter market and is reported on The Nasdaq Stock Market under the symbol "ENVY". Prices listed below represent actual high and low sale prices as reported on The Nasdaq Stock Market.

FISCAL YEAR ENDED DECEMBER 31, 1996

   First Quarter. . . . . . . . . . . . . . . . .        $24.25         $17.13

   Second Quarter . . . . . . . . . . . . . . . .         32.75          23.25

   Third Quarter. . . . . . . . . . . . . . . . .         40.50          21.50

   Fourth Quarter . . . . . . . . . . . . . . . .         42.25          34.00

FISCAL YEAR ENDED DECEMBER 31, 1997

   First Quarter. . . . . . . . . . . . . . . . .         38.25          21.88

   Second Quarter . . . . . . . . . . . . . . . .         35.75          20.38

   Third Quarter. . . . . . . . . . . . . . . . .         37.25          25.50

   Fourth Quarter . . . . . . . . . . . . . . . .         32.75          22.38

----------

         At February 20, 1998, there were approximately 6,500 holders of Common Stock, including approximately 235 shareholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA


                                                                        YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                    1997(1)      1996(2)      1995(3)      1994(3)      1993(3)
                                                 ------------------------------------------------------------------
                                                                  (In thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues ......................................  $ 113,693      $  76,584      $ 26,055      $ 20,950      $ 13,979
Operating Loss ................................    (29,274)       (35,699)          (91)         (221)       (1,356)
Loss from Operations Before
   Income Taxes and Loss in Investee ..........    (29,328)       (37,323)         (224)         (192)       (1,349)
Income Tax (Expense) Benefit ..................      5,565         (1,577)            0            73           514
Loss in Investee...............................          0              0        (1,776)            0             0
                                                 ------------------------------------------------------------------
Loss from Continuing
    Operations ................................  $ (23,763)     $ (38,900)     $ (2,000)     $   (119)     $   (835)
                                                 ==================================================================
Loss per Common Share from Continuing
    Operations ................................  $   (1.47)     $   (2.99)     $  (0.18)     $  (0.01)     $  (0.07)
                                                 ==================================================================

BALANCE SHEET DATA (AT PERIOD END):
    Working Capital of Continuing Operations ..  $  18,202      $  48,424      $ 11,277      $  7,523      $  2,274
    Assets of Continuing Operations ...........    126,853        133,814        30,150        20,926        11,763
    Total Assets ..............................    126,853        133,814        30,150        56,995        49,701
    Long-Term Debt and Deferred Taxes .........      9,277         10,377        10,300           737           508
    Shareholders' Equity of Continuing
        Operations ............................     96,069        108,445        15,335        17,156         8,299


Notes:    (1)  The 1997 results include expenses of $38.0 million for the write-off of acquired in-process technology associated with the DSS and HDIC acquisitions. (See Note 4 of Notes to the
               Consolidated Financial Statements).

          (2) The 1996 results include expenses of $30.7 million related to the write-off of acquired in-process technology and $4.7 million relating to the reorganization plan approved in conjunction with the NEIC and Teleclaims, Inc. acquisitions (See Note 4 of Notes to the Consolidated Financial Statements).

          (3) The above amounts reflect the impact of the Predecessor's merger with First Data in June 1995. (See Notes 1 and 3 of Notes to the Consolidated Financial Statements).

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

         The Company has made several acquisitions since the beginning of 1996 (collectively, the "Acquired Businesses"), the most significant being the acquisitions of National Electronic Information Corporation ("NEIC") and Healthcare Data Interchange Corporation ("HDIC"). See Notes 4 and 7 of Notes to the Consolidated Financial Statements. All acquisitions completed during 1997 and 1996 were accounted for under the purchase method of accounting and, as a result, the Company has recorded the assets and liabilities of the Acquired Businesses at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. The financial statements for 1997 and 1996 reflect the operations of the Acquired Businesses for the periods after their respective dates of acquisition.

         The Company's revenues principally have been derived from transaction processing services to the health care market which generally are paid for by the health care providers or third-party payors. Revenues generally are earned on a per transaction basis. In addition, total revenues include non-transaction based revenues derived from some of the Acquired Businesses. This revenue includes maintenance, licensing and support activities, as well as the sale of ancillary software and hardware products.

         The Company's revenues generally are composed of two basic transaction types (i) pharmacy and (ii) medical and other. The table below shows the number of transactions processed by the Company for the periods presented:

                                          YEAR ENDED DECEMBER 31,
                                     -----------------------------------
                                        1997        1996        1995
                                     ----------   ---------   ----------
                                              (IN THOUSANDS)
             Pharmacy                  597,609     478,526     363,084
             Medical and other         215,437     132,724      15,308
                                     -----------------------------------
                  Total                813,046     611,250     378,392
                                     ===================================

The transactions reflected above include the transactions of the Acquired Businesses from the date of acquisition.

         While pharmacy currently represents a majority of the Company's total transactions, the fee associated with these transactions is significantly less than that received for a medical transaction and as such pharmacy revenue constituted less than 25% of the Company's total revenues in 1997. The rate of growth of the Company's pharmacy business has slowed recently. For 1997, the pharmacy business grew at approximately half the rate experienced in the Company's medical business. As a result of this trend, the Company expects its pharmacy business as presently conducted to represent a decreasing portion of the Company's total revenues in the future. As the mix of the Company's business changes, a decline in the growth rates associated with the Company's medical business could have a material impact on the financial condition and operating results of the Company. There can be no assurance that the mix of the Company's business or growth rates will continue at their current level.

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

         Recent Development. On February 27, 1998, the Company completed business combinations with the three companies operating the ExpressBill patient statement processing and printing services business (collectively, the "ExpressBill Companies"), pursuant to separate agreements and plans of merger for an aggregate of 3.5 million shares of ENVOY Common Stock. See Note 19 of Notes to Consolidated Financial Statements. It is anticipated that these combinations will be accounted for as poolings of interests. Because these combinations were consummated after the date of the consolidated financial statements included in this Form 10-K, the accounts and results of operations of the ExpressBill Companies are not included in the Company's consolidated financial statements for the year ended December 31, 1997, and are not included in the comments following in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percentage relationship certain statement of operations items bear to revenues.

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                      --------------------------------------
                                                          1997          1996         1995
                                                      ------------ ------------- -----------
         Revenues                                         100.0%        100.0%       100.0%
         Cost of revenues                                  48.4          50.0         59.2
         Selling, general and administrative
              expenses                                     21.4          24.7         31.6
         Depreciation and amortization                     22.6          25.0          9.5
         Merger and facilities integration costs              0           6.1            0
         Write-off of acquired in-process
              technology                                   33.4          40.1            0
         EMC losses                                           0           0.7            0
                                                       -------------------------------------
         Operating loss                                   (25.8)        (46.6)         (.3)
         Interest income                                    1.2           1.3          1.5
         Interest expense                                  (1.2)         (3.5)        (2.0)
                                                       -------------------------------------
         Loss from continuing operations before
         income taxes and loss in investee                (25.8)        (48.7)        (0.9)
         Income tax provision (benefit)                    (4.9)          2.1            0
         Loss in investee                                     0             0         (6.8)
                                                       -------------------------------------
         Loss from continuing operations                  (20.9)%       (50.8)%       (7.7)%
                                                       =====================================

FISCAL YEAR 1997 AS COMPARED WITH 1996

         Revenues. Revenues for the year ended December 31, 1997 were $113.7 million compared to $76.6 million for the same period last year, an increase of $37.1 million or 48.5%. The increase is attributable to internal transaction revenue growth, an increase in non-transaction based sources of revenue, such as software licenses, maintenance and support activities from certain of the Acquired Businesses and additional revenues generated from the Acquired Businesses.

         Cost of Revenues. Cost of revenues includes the cost of communications, computer operations, product development and customer support, as well as the cost of hardware sales and rebates to third parties for transaction processing volume. Cost of revenues in 1997 were $55.0 million compared to $38.3 million for 1996, an increase of $16.7 million or 43.8%. The dollar increase is attributable to the additional costs associated with the increased transaction volume, the inclusion of the Acquired Businesses and increases in rebates paid to third parties. The increase in rebates paid to third parties primarily results from an increase in the mix of claims received from large third party vendors and claim clearinghouses. Therefore, if mix shifts continue toward larger vendors and clearinghouses, the Company expects rebates to represent an increasing portion of its costs of sales. As a percentage of revenues, cost of revenues improved to 48.4% in 1997 compared to 50.0% in 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing, finance, accounting and administrative costs. Selling, general and administrative expenses for 1997 were $24.3 million compared to $19.0 million in 1996, an increase of 28.1%. The dollar increase is the result of the inclusion of the Acquired Businesses and the required infrastructure to support the larger base of revenues. As a percentage of revenues, selling, general and administrative expenses decreased to 21.4% for 1997 compared to 24.7% for 1996. The improvement is attributable to a larger base of revenues and the elimination of certain duplicative costs realized in connection with the Acquired Businesses.

         Depreciation and Amortization. Depreciation and amortization expense relates primarily to host computers, communications equipment, goodwill and other identifiable intangible assets. Depreciation and amortization expense for 1997 was $25.7 million compared to $19.2 million for 1996. The increase is primarily the result of the amortization of $19.9 million in goodwill and other intangibles related to the Acquired Businesses in 1997, compared with $14.6 million in 1996. Depreciation and amortization increased further as the result of the additional investment in host computer systems and software to expand the Company's transaction processing capabilities. At December 31, 1997, the Company had goodwill of $32.7 million associated with the Acquired Businesses, remaining to be amortized over periods of three to fifteen years following the acquisitions. In addition, the Company had identified intangibles of $22.6 million, remaining to be amortized over two to nine year time periods, as applicable.

         Merger and Facility Integration Costs. The Company recognized merger and facility integration costs in 1996 of $4.7 million related primarily to the NEIC and Teleclaims, Inc. ("Teleclaims") acquisitions. These charges represent costs incurred as a direct result of the plan to integrate NEIC and Teleclaims. See Note 6 of Notes to the Consolidated Financial Statements. The Company estimates that no future costs will be charged to merger and facility integration costs related to NEIC and Teleclaims.

         Write-off of Acquired in-Process Technology. The Company recorded write-offs of acquired in-process technology of $38.0 million and $30.7 million in 1997 and 1996, respectively. The 1997 write-offs related to the HDIC and DSS acquisitions and the 1996 write-offs related to the NEIC and Teleclaims acquisitions. Such amounts were charged to expense because the amounts related to research and development that had not reached technological feasibility and for which there was no alternative future use. See Note 4 of Notes to the Consolidated Financial Statements.

         Net Interest Expense. The Company recorded net interest expense of $54,000 for 1997 compared to net interest expense of $1.6 million for 1996. The Company incurred additional interest expense in 1997 resulting from the imputed interest expense related to certain unfavorable contracts assumed as part of the HDIC acquisition. See Note 4 of Notes to the Consolidated Financial Statements. This additional interest expense was offset partially by interest income earned on cash and cash equivalents. Net interest expense in 1996 resulted from interest on outstanding borrowings under the Company's credit facilities and the Company's $10.0 million in 9% convertible subordinated notes issued in June 1995 (the "Convertible Notes"). The borrowings, which consisted of a $25 million term loan and approximately $12.9 million outstanding under the Company's revolving credit facility, were repaid in 1996 with a portion of the proceeds from the Company's August 1996 public offering of 3,320,000 shares of Common Stock. See
Note 14 of Notes to Consolidated Financial Statements. In a series of transactions during 1997 and 1996, the Convertible Notes were converted into an aggregate of 950,556 shares of the Company's Common Stock. Accordingly, no Convertible Notes remain outstanding.

         Income Tax Provision (Benefit). The Company's income tax benefit for 1997 was $5.6 million compared to a tax provision of $1.6 million in 1996. The tax benefit recorded in 1997 reflects a deferred income tax benefit of $13.3 million associated with the $35.0 million charge for the write-off of acquired in-process technology related to the HDIC acquisition. The income tax expense recorded is based upon estimated taxable income. Amortization of certain goodwill and identifiable intangibles are not deductible for income tax purposes.


FISCAL YEAR 1996 AS COMPARED WITH 1995

         Revenues. Revenues for the year ended December 31, 1996 were $76.6 million, an increase of $50.5 million or 193.5% over 1995. This increase is primarily attributable to additional revenues generated from the Acquired Businesses following the date of acquisition and a 31.8% increase in pharmacy transactions over 1995.

         Cost of Revenues. Cost of revenues in 1996 was $38.3 million compared to $15.4 million in 1995, an increase of 149%. The dollar increase is attributable to the inclusion of the Acquired Businesses' results and increased transaction volume in the Company's pre-acquisition business. As a percentage of revenues, cost of revenues was 50.0% in 1996 compared to 59.2% in 1995. The improvement is attributable to the inclusion of the Acquired Businesses' results following the date of acquisition which historically have experienced higher gross profit margins than those of the Company's pre-acquisition business.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1996 were $18.9 million compared to $8.2 million in 1995, an increase of 130.5%. These expenses increased due to the inclusion of the Acquired Businesses' results following the date of acquisition and the additional costs associated with 1996 acquisitions. As a percentage of revenues, selling, general and administrative expenses were 24.7% in 1996 compared to 31.6% in 1995. The improvement is attributable to a larger base of revenues as well as the elimination of certain duplicative costs realized in connection with the Acquired Businesses.

         Depreciation and Amortization. Depreciation and amortization expense for 1996 was $19.2 million compared to $2.5 million for 1995. The increase is primarily the result of the amortization of goodwill and other intangibles during 1996 of $14.6 million related to the Acquired Businesses. Depreciation and amortization increased further as the result of the additional investment in host computer systems during 1996 to expand the Company's transaction processing capabilities. The Company will amortize goodwill of $37.5 million associated with the Acquired Businesses over the three year period following the acquisitions completed in 1996. In addition, ENVOY will amortize identified intangibles of $29.7 million over two to nine year time periods, as applicable.

         Merger and Facility Integration Costs. The Company recognized merger and facility integration costs in 1996 of $4.7 million related to the NEIC and Teleclaims acquisitions.

         Write-off of acquired in-process technology. The Company recorded a charge of $30.7 million in 1996 related to the NEIC and Teleclaims acquisitions. These amounts were charged to expense because the amounts related to research and development that had not reached technological feasibility and for which there was no alternative future use.

         EMC Losses. In January 1995, ENVOY acquired a 17.5% interest in EMC*Express, Inc. ("EMC") and also entered into an agreement for the management of EMC which required the Company to fund certain of EMC's operating costs in the form of advances. The Company determined that it was probable an impairment of its equity investment in EMC as of December 31, 1995 had occurred. As a result, the Company recognized losses in 1996 of $540,000 relating to the funding of EMC operating losses through the termination date of the management agreement in March 1996. Based upon the Company's decision to terminate the management agreement, the Company discontinued the equity method of accounting for EMC and began accounting for the investment on a cost basis. Accordingly, the loss related to EMC has been charged to operating expense. See Note 7 of Notes to the Consolidated Financial Statements. Following the termination of the management agreement, certain shareholders of EMC filed a lawsuit against the Company asserting claims for breach of contract and negligent conduct. In October 1996, the Company acquired the remaining 82.5% interest in EMC and settled the related lawsuit. See Note 7 of Notes to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company generally has incurred operating losses since its health care transaction processing business commenced operations in 1989. The operating losses historically resulted from the Company's substantial investment in its health care transaction processing business coupled with a disproportionate amount of overhead and fixed costs, and, more recently, from charges to merger and facility integration costs and write off of acquired in-process technology related to the Acquired Businesses. Prior to the sale of the financial processing business in 1995, health care losses had been funded by earnings from the Company's more mature financial business, which had a substantially higher transaction volume and revenue base.

         On August 7, 1997, the Company completed the acquisition of HDIC for approximately $36.4 million and the assumption of certain liabilities. The HDIC acquisition was financed through the Company's available cash. In addition, the Company paid approximately $2.2 million to the former owners of DSS in February 1998 to satisfy a variable payment obligation in connection with that acquisition. See Note 4 of Notes to the Consolidated Financial Statements. Following these payments, the Company had available cash and cash equivalents of approximately $7.7 million.

         In February 1998, the Company issued 3.5 million shares of the Company's Common Stock in connection with ExpressBill Companies' combinations. See Note 19 of Notes to Consolidated Financial Statements. Also in February 1998, approximately 930,000 shares of the Company's Series B Preferred Stock were converted into an equal number of shares of Common Stock. As a result of these transactions, the number of shares of Common Stock outstanding increased by approximately 4.4 million shares, or 27%, to 21.0 million shares.

         The Company currently has no amounts outstanding under the Company's $50 million revolving credit facility. Any outstanding borrowings made against the credit facility would bear interest at a rate equal to the Base Rate (as defined in the credit facility) or an index tied to LIBOR. Any amounts outstanding under the credit facility will be due and payable in full on June 30, 2000. The credit facility contains financial covenants applicable to the Company and its subsidiaries including ratios of debt to capital, annualized EBITDA to annualized interest expense and certain other financial covenants customarily included in a credit facility of this type. The Company and its subsidiaries also are subject to certain restrictions relating to payment of dividends, acquisitions, incurrence of debt and other restrictive provisions. The credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

         The Company purchases additional computer hardware and software products from time to time as required to support the Company's business. The Company incurred capital expenditures of $7.7 million and $4.8 million for 1997 and 1996, respectively, primarily for computer hardware and software products. The Company currently estimates that total capital expenditures for 1998 will be approximately $8 to $9 million.

         The Company is expensing all costs associated with system changes related to its Year 2000 Compliance Project as the costs are incurred through operating cash flows. The Company estimates that the total cost of the Year 2000 expenses will be approximately $4.0 million, of which approximately $2.5 million will be expensed during 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors - Year 2000 Compliance."

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

         Limited Operating History; Substantial Net Loss. The electronic health care transaction processing industry is relatively new, and the Company's operating history is relatively limited. ENVOY has experienced substantial net losses, including net losses of approximately $23.8 million for the year ended December 31, 1997, and has an accumulated deficit of approximately $65.8 million as of December 31, 1997. Historically, operating losses incurred in the Company's health care transaction processing business were funded by earnings from the Company's financial processing business, which was sold in 1995. In order to achieve profitability, the Company must successfully implement its business strategy and increase its revenues, while controlling expenses. There can be no assurance as to when or if the Company will achieve profitability.

         Impact of Recent Acquisitions. As part of its strategy to maintain and enhance its leadership position in the health care transaction processing industry, the Company has completed several acquisitions, which have created a significant expansion of ENVOY's overall business. The most significant acquisitions of the Company include NEIC in March 1996, HDIC in August 1997 and the business combinations with the ExpressBill Companies in February 1998. In addition, the Company completed several other smaller acquisitions in 1997 and 1996. See Notes 4 and 19 of Notes to Consolidated Financial Statements. A brief description of significant terms of certain of these acquisitions follows:

               NEIC. The Company acquired NEIC for $94.3 million, including fees, expenses and other costs associated with the acquisition. In connection with the acquisition, the Company recognized a one-time write off of acquired in-process technology of approximately $30.0 million. As a result of the NEIC acquisition, the Company is amortizing $37.6 million of goodwill over a three year period, and such amortization will adversely affect the Company's results of operations through March 1999.

               HDIC. In August 1997, the Company completed the acquisition of HDIC for approximately $36.4 million and the assumption of certain liabilities. The HDIC acquisition was financed through the Company's available cash. In addition, the Company and AUSHC simultaneously entered into a long-term services agreement under which AUSHC agreed to use the Company as its single source clearinghouse and EDI network for all AUSHC electronic health care transactions. Based upon management's preliminary estimates, the Company recorded approximately $16.1 million of goodwill and other identifiable intangible assets related to the HDIC acquisition. Also recorded as part of the HDIC acquisition was a one-time write-off of acquired in-process technology of $35.0 million.

               ExpressBill Companies. On February 27, 1998, the Company completed business combinations with the three companies operating the ExpressBill patient statement processing and printing services businesses, for an aggregate of 3.5 million shares of ENVOY Common Stock. The ExpressBill patient statement services include electronic data transmission and formatting, statement printing and mailing services for health care providers and practice management system vendors. It is anticipated that these combinations will be accounted for as poolings of interests.

There can be no assurance that the Company will be able to operate the Acquired Businesses on a profitable basis, integrate the acquisitions with its existing business or achieve operating synergies necessary to make the acquisitions successful.

         Customer Concentration. Primarily as a result of the HDIC acquisition, the Company has one customer, Aetna U.S. Healthcare, Inc., that accounted for approximately 15% of the Company's consolidated revenues for 1997. Prior to 1997, no customer accounted for more than 10% of the Company's revenues. Further consolidation in the health care industry is likely to increase customer concentration and may increase the Company's dependency on a limited number of customers. In addition, a significant portion of NEIC's revenues has been generated by five major insurance company payors who were shareholders of NEIC before its acquisition by ENVOY. Although each of these carriers has continued to use the Company's services after the acquisition of NEIC, they have no minimum transaction commitment to the Company in the future and there can be no assurance that the volume of business generated by these payors will not decline or terminate. The loss of one or more significant customers could have a material adverse effect on the Company's business, operating results or financial condition.

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

         Year 2000 Compliance. The Year 2000 issue is primarily the result of many computer programs and data structures' failure to include the century when storing the representation for a year. During 1997, the Company developed and began implementing a plan to ensure its computer systems will be Year 2000 compliant. An inventory of all relevant software and hardware was taken to determine the state of compliance. Some systems require no changes because they already conform to the 4-digit-year configuration which is the basis for the Year 2000 issue. The remaining systems will be replaced or modified as needed to properly display dates and perform date arithmetic. The Company anticipates commencing testing with customers and other third parties in the second quarter of 1998 with completion expected in June 1999. In addition to validating the Company's internal program changes, this testing will determine the readiness of the Company's customers to deal with the Year 2000 issue in their own systems. Where warranted, the Company may assist customers in dealing with the changes required to be compliant to ensure successful information processing for all parties. Because of the nature of the Company's business, the success of the Company's efforts may depend on the success of providers, payors and others in dealing with the Year 2000 issue. Total cost of the Year 2000 projects is estimated to be $4.0 million and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes as the costs are incurred. The Company estimates that Year 2000 expense for 1998 will be approximately $2.5 million. If the Company is unable to deal successfully with the Year 2000 issue, such inability could have a material adverse effect on the Company's business, results of operation or financial condition.

         Reliance on Data Centers. ENVOY's real-time electronic transaction processing services depend on its host computer system which is contained in a single data center facility. In addition, the Company's primary batch claims processing capacity is outsourced to one vendor that processes claims through a single computer center. The Company also operates a batch claims processing center which is contained in a single data center facility in Oklahoma City, Oklahoma for the processing of Blue Cross, Blue Shield, Medicare and Medicaid claims. Although ENVOY is currently evaluating certain disaster recovery alternatives, neither the real-time host computer system nor the Oklahoma City batch claims center have a remote backup data center. There can be no assurance that fire or other disaster affecting such data centers would not disable the Company's respective systems or otherwise have a material adverse effect on the Company's business, financial condition or results of operations. In addition, a disruption in service from the vendor providing batch claims processing services to the Company could have a material adverse effect on the Company's business, operating results or financial condition.

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

         Health Care Data Legislation. Two pieces of legislation currently being considered at the federal level could impact the manner in which the Company conducts its business. The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2000. The Act specifically names clearinghouses as the compliance facilitators for providers and payors. Clearinghouses are given the freedom to utilize non-standard transactions and convert them to the mandated standards on behalf of their clients. The Company is preparing to comply with the mandated standards within three to six months after their publication; however, the success of the Company's compliance efforts may be dependent on the success of providers, payors and others in dealing with the standards.

         Legislation which imposes restrictions on the ability of third-party processors to transmit certain patient data without specific patient consent also recently has been introduced in the U.S. Congress. Such legislation, if adopted, could adversely affect the ability of third-party processors to transmit certain data, including treatment and clinical data. The impact of the foregoing or other legislation is difficult to predict and could materially adversely affect the Company's business, operating results or financial condition.

         Evolving Industry Standards and Rapid Technological Changes. The market for the Company's business is characterized by rapidly changing technology, evolving industry standards and frequent introduction of new and enhanced products and services. ENVOY's success will depend upon its continued ability to enhance its existing products and services, to introduce new products and services on a timely and cost-effective basis to meet evolving customer requirements, to achieve market acceptance for new products and services and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that competitive products and services will not be developed, or that any such competitive services will not have an adverse effect upon the Company's business, operating results or financial condition.

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

SEASONALITY

         ENVOY's business is to some extent seasonal, with more revenues being generated from September through March as a result of a greater number of health care transactions arising in those months, while operating expenses tend to remain relatively constant over the course of the year.

IMPACT OF INFLATION

         Inflation has not had a significant impact on ENVOY's results of operations to date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements required by Item 8 of Form 10-K are located on pages F-1 through F-26 of this Annual Report on Form 10-K. In addition, on page S-1 the supplemental financial schedules as required by Item 8 are provided. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Proxy Statement in connection with the Annual Meeting of Shareholders to be held on June 4, 1998 will contain under the caption "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" information required by Item 10 of Form 10-K as to directors and certain executive officers of the Company and is incorporated herein by reference. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Business - Executive Officers."

ITEM 11.    EXECUTIVE COMPENSATION

         The Proxy Statement in connection with the Annual Meeting of Shareholders to be held on June 4, 1998 will contain under the caption "Executive Compensation" information required by Item 11 of Form 10-K and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Proxy Statement in connection with the Annual Meeting of Shareholders to be held on June 4, 1998 will contain under the caption "Security Ownership of Certain Beneficial Owners and Management" information required by
Item 12 of Form 10-K and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Proxy Statement in connection with the Annual Meeting of Shareholders to be held on June 4, 1998 will contain under the caption "Certain Relationships and Related Transactions" information required by Item 13 of Form 10-K and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.   Financial Statements:

         The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

                                                                                    Page Number
                    Description                                                      in Report
                    -----------                                                     -----------
         Report of Independent Auditors                                                  F-1
         Consolidated Balance Sheets, December 31, 1997 and December 31, 1996            F-2
         Consolidated Statements of Operations for the years ended December 31, 1997,
                  1996 and 1995                                                          F-4

         Consolidated Statements of Shareholders' Equity for the years ended
                  December 31, 1997, 1996 and 1995                                       F-6
         Consolidated Statements of Cash Flows for the years ended December 31,
                  1997, 1996 and 1995                                                    F-7
         Notes to Consolidated Financial Statements                                      F-9

         2.       Financial Statement Schedules:

         The following Financial Statement Schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Financial
Statements:

                                                                                    Page Number
                              Description                                            in Report
                              -----------                                           -----------
              Schedule II - Valuation and Qualifying Accounts                            S-1

         All schedules, except those set forth above, have been omitted since the information required is included in the Consolidated Financial Statements or Notes thereto, or they have been omitted as not applicable or not required.

         3.       Exhibits:

         See Item 14(c) below.

(b)      Reports on Form 8-K .

         The Company filed a Current Report on Form 8-K/A on October 20, 1997 pursuant to Item 7(b) thereof with the Securities and Exchange Commission to amend an earlier Form 8-K filed on August 22, 1997. The amendment was filed for the purpose of including certain pro forma financial information relating to the HDIC acquisition, which was omitted in the Form 8-K originally filed.

(c)      Exhibits:

      Exhibit No.      Description
      -----------      -----------------------------------------------------------
          2.1          Agreement and Plan of Distribution dated September 2, 1994, as amended through December 16, 1994 (1)

          2.2 Agreement and Plan of Merger dated November 30, 1995 by and among ENVOY, Envoy Acquisition Corporation and NEIC (2)

          2.3          Stock Purchase Agreement dated June 14, 1997 by and between
                       ENVOY Corporation and Advent Investments, Inc. (8)

          2.4          Agreement and Plan of Merger dated as of February 23, 1998, by and among ENVOY Corporation, Envoy Acquisition Corporation,
                       Professional Office Services, Inc. and Richard B. McIntyre (9)

          2.5          Agreement and Plan of Merger dated as of February 23, 1998, by and among ENVOY Corporation, Envoy Acquisition Corporation,
                       XpiData, Inc., Michael Marolf, Sr., Michael Marolf, Jr.,
                       Jeffrey Marolf and Lisa Marolf (9)

          2.6          Agreement and Plan of Merger dated as of February 23, 1998, by and among ENVOY Corporation, Envoy Acquisition Subsidiary,
                       Inc., Automated Revenue Management, Inc., Patrick J. McIntyre,
                       Terrence J. McIntyre and Michael S. McIntyre (9)

          3.1          Charter, as amended (filed herewith is a Certificate of
                       Designations setting forth terms of Series B Convertible
                       Preferred Stock) (Charter as originally amended incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995)

          3.2          By-Laws (1)

          4.1          Article IV of ENVOY's Charter, as amended (included in
                       Exhibit 3.1)

          4.2          Shareholder Rights Plan (1)

          4.3          Registration Rights Agreement dated March 6, 1996 by and among
                       ENVOY, General Atlantic Partners 25, L.P., GAP Coinvestment
                       Partners, L.P. and First Union Capital Partners, Inc. (3)


      Exhibit No.      Description
      -----------      ------------------------------------------------------------------
          4.4          Registration Rights Agreement dated March 6, 1996 by and among
                       ENVOY and the Purchasers set forth on the signature pages
                       thereto (3)

           4.5         Registration Rights Agreement dated February 27, 1998, by and between ENVOY and the Persons set forth on the signature pages thereto.

          10.1         Amended and Restated Credit Agreement dated November 8, 1996 among
                       First Union National Bank of North Carolina, as agent, various
                       Lenders and ENVOY (4)

                                    MANAGEMENT CONTRACT OR COMPENSATORY PLAN

          10.2         Employment Agreement between ENVOY and Fred C. Goad, Jr. (1)

          10.3         Employment Agreement between ENVOY and Jim D. Kever (1)

          10.4         Employment Agreement between ENVOY and Kevin M. McNamara (5)

          10.5         Employment Agreement between ENVOY and Harlan F. Seymour

          10.6         Amended and Restated 1995 Employee Stock Incentive Plan (6)

          10.7         Amended and Restated 1995 Stock Option Plan for Outside
                       Directors (6)

          10.8         ENVOY Corporation Employee Stock Purchase Plan (7)

          10.9         1998 ExpressBill Stock Option Plan

         10.10         1992 Incentive Plan (1)

         10.11         1992 Non-Employee Directors Stock Option Plan (1)

         10.12         1990 Officer and Employee Stock Option Plan (1)

         10.13         1990 Director Stock Option Plan (1)

         10.14         1987 Stock Option Plan (1)

         10.15         Form of Indemnification Agreement (1)


     Exhibit No.      Description
     -----------      ---------------------------------------------------------
          21          Subsidiaries

          23          Consent of Independent Auditors

          27          Financial Data Schedule

------------

(1)  Incorporated by reference to the Registrant's Form 10, as amended No.
     0-25062.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed December 7, 1995.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed March 21, 1996.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-3, as amended, No. 333-04433.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(7) Incorporated by reference to the Registrant's Proxy Statement, dated April 30, 1997 for the Annual Meeting of Shareholders held June 19, 1997.
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K filed June 23, 1997.
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K filed February 25, 1998.

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

         Signature                                      Title                                  Date
         ---------                                      -----                                  ----
 /s/ Fred C. Goad, Jr.                        Chairman of the Board, Co-Chief               March 6, 1998
--------------------------------              Executive Officer and Director
Fred C. Goad, Jr.

 /s/ Jim D. Kever                             Co-Chief Executive Officer,                   March 6, 1998
--------------------------------              President and Director
Jim D. Kever

                                              Senior Vice President, Chief                  March 6, 1998
 /s/ Kevin M. McNamara                        Financial Officer (Principal
--------------------------------              Financial and Accounting Officer)
Kevin M. McNamara                             and Director

 /s/ William E. Ford                          Director                                      March 6, 1998
--------------------------------
William E. Ford

 /s/ W. Marvin Gresham                        Director                                      March 6, 1998
--------------------------------
W. Marvin Gresham

 /s/ Laurence E. Hirsch                       Director                                      March 6, 1998
--------------------------------
Laurence E. Hirsch

 /s/ Richard A. McStay                        Director                                      March 6, 1998
--------------------------------
Richard A. McStay

 /s/ Harlan F. Seymour                        Senior Vice President                         March 6, 1998
--------------------------------              Corporate Strategy and
Harlan F. Seymour                             Development and Director


                         Report of Independent Auditors


Board of Directors and Shareholders
ENVOY Corporation

We have audited the accompanying consolidated balance sheets of ENVOY Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ENVOY Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 Ernst & Young LLP


Nashville, Tennessee
March 5, 1998

                                ENVOY Corporation


                           Consolidated Balance Sheets


                        (In thousands, except share data)


                                                                          DECEMBER 31,
                                                                    1997                 1996
                                                               ----------------------------------
Assets
Current assets:
   Cash and cash equivalents                                    $    8,386           $   36,430
   Trade accounts receivable, less allowance for
       doubtful accounts of $3,312 and $1,969 in
       1997 and 1996, respectively                                  26,192               20,435
   Inventories                                                       1,936                2,586
   Deferred income taxes                                             1,501                1,018
   Other                                                             1,694                2,947
                                                               ----------------------------------
Total current assets                                                39,709               63,416

Property and equipment:
   Equipment                                                        32,696               24,627
   Furniture and fixtures                                            2,166                3,004
   Leasehold improvements                                            2,734                2,124
                                                               ----------------------------------
                                                                    37,596               29,755
Less accumulated depreciation and amortization                     (20,121)             (14,402)
                                                               ----------------------------------
                                                                    17,475               15,353
Other assets:
   Goodwill, net of amortization                                    32,719               26,981
   Other intangibles, net of amortization                           22,564               25,628
   Deferred income taxes                                            10,018                    0
   Other                                                             4,368                2,436
                                                               ----------------------------------
Total assets                                                    $  126,853           $  133,814
                                                               ==================================

See accompanying notes.

                                ENVOY Corporation


                     Consolidated Balance Sheets (continued)


                        (In thousands, except share data)


                                                                                 DECEMBER 31,
                                                                          1997                 1996
                                                                      --------------------------------
Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                                  $    1,120          $     4,828
    Accrued expenses and other current liabilities                        20,387               10,071
    Current portion of long-term debt                                         0                   93
                                                                      --------------------------------
Total current liabilities                                                 21,507               14,992

Long-term debt, less current portion                                         114                8,412

Deferred income taxes                                                          0                1,965

Other non-current liabilities                                              9,163                    0

Shareholders' equity:
    Preferred stock--No par value; authorized,
         12,000,000 shares; issued,
         3,730,233                                                        40,100               40,100
    Common stock--No par value;
         authorized, 48,000,000 shares;
         issued, 16,575,822 and 15,354,531 in
         1997 and 1996, respectively                                     114,586              103,199
    Additional paid-in capital                                             7,155                7,155
    Retained deficit                                                     (65,772)             (42,009)
                                                                      --------------------------------
Total shareholders' equity                                                96,069              108,445
                                                                      --------------------------------
Total liabilities and shareholders' equity                              $126,853          $   133,814
                                                                      ================================

See accompanying notes.

                                ENVOY Corporation

                      Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                                       YEAR ENDED DECEMBER 31,
                                                               1997             1996            1995
                                                         ------------------------------------------------
Revenues                                                   $  113,693        $   76,584        $  26,055

Operating costs and expenses:
    Cost of revenues                                           55,023            38,252           15,435
    Selling, general and administrative                        24,281            18,950            8,243
    Depreciation and amortization                              25,663            19,177            2,468
    Merger and facility integration costs                           0             4,664                0
    Write-off of acquired in-process technology                38,000            30,700                0
    EMC losses                                                      0               540                0
                                                         ------------------------------------------------
Operating loss                                                (29,274)          (35,699)             (91)

Other income (expense):
    Interest income                                             1,312             1,032              380
    Interest expense                                           (1,366)           (2,656)            (513)
                                                         ------------------------------------------------
                                                                  (54)           (1,624)            (133)
                                                         ------------------------------------------------
Loss from continuing operations
     before income taxes and loss in investee                 (29,328)          (37,323)            (224)

Provision (benefit) for income taxes                           (5,565)            1,577                0
Loss in investee                                                    0                 0           (1,776)
                                                         ------------------------------------------------
Loss from continuing operations                               (23,763)          (38,900)          (2,000)

Income from discontinued operations, net of
    income taxes                                                    0                 0               30

First Data transaction expenses, including income taxes             0                 0           (2,431)
                                                         ------------------------------------------------
Loss from discontinued operations                                   0                 0           (2,401)
                                                         ------------------------------------------------
Net loss                                                    $ (23,763)       $  (38,900)       $  (4,401)
                                                         ================================================



 (Continued)

                                ENVOY Corporation

                Consolidated Statements of Operations (continued)

                      (In thousands, except per share data)




                                                                  DECEMBER 31,
                                                   1997              1996              1995
                                              -----------------------------------------------
Loss per common share:
         Continuing operations                    $(1.47)           $(2.99)           $(0.18)
         Discontinued operations                       0                 0             (0.21)
                                              -----------------------------------------------
Net loss per common share                          $(1.47)          $(2.99)           $(0.39)
                                              ===============================================

Weighted average shares outstanding                16,186            13,019           11,241
                                              ===============================================

See accompanying notes.

                               ENVOY Corporation

                Consolidated Statements of Shareholders' Equity

                                 (in thousands)


                                           COMMON STOCK        PREFERRED STOCK    ADDITIONAL   RETAINED                   TOTAL
                                       ----------------------------------------    PAID-IN     EARNINGS    DEFERRED   SHAREHOLDERS'
                                        SHARES      AMOUNT     SHARES    AMOUNT    CAPITAL    (DEFICIT)  COMPENSATION     EQUITY
                                       --------------------------------------------------------------------------------------------
Balance at December 31, 1994             11,018    $ 11,018                        $35,190     $ 8,281     $ (1,264)    $ 53,225
   Stock options exercised                  271         271                            349           0            0          620
   Income tax benefit realized on             0           0                             46           0            0           46
     exercise of stock options
   First Data merger:
     Stock option compensation charge         0           0                              0           0        1,264        1,264
     Equity transfer                          0           0                        (28,430)     (6,989)           0      (35,419)
   Net loss                                   0           0                              0      (4,401)           0       (4,401)
                                       --------------------------------------------------------------------------------------------
 Balance at December 31, 1995            11,289      11,289                          7,155      (3,109)           0       15,335
   Stock options exercised                  163         510                              0           0            0          510
  Stock issued in connection with
    acquisitions                            413       6,650     3,730   $40,100          0           0            0       46,750
  Conversion of debt to common stock        170       1,786         0         0          0           0            0        1,786
  Proceeds from issuance of stock         3,320      82,964         0         0          0           0            0       82,964
    Net loss                                  0           0         0         0          0     (38,900)           0      (38,900)
                                       --------------------------------------------------------------------------------------------
 Balance at December 31, 1996            15,355     103,199     3,730    40,100      7,155     (42,009)           0      108,445

  Stock options exercised                   437       1,844         0         0          0           0            0        1,844
  Income tax benefit realized on
    exercise of stock options                 0       1,249         0         0          0           0            0        1,249
  Conversion of debt to common stock        781       8,214         0         0          0           0            0        8,214
  Proceeds from issuance of stock             3          80         0         0          0           0            0           80
    Net loss                                  0           0         0         0          0     (23,763)           0      (23,763)
                                       --------------------------------------------------------------------------------------------
 Balance at December 31, 1997            16,576    $114,586     3,730   $40,100    $ 7,155    $(65,772)    $      0     $ 96,069
                                       ============================================================================================

                       See accompanying notes.

                                ENVOY Corporation

                      Consolidated Statements of Cash Flows


                                 (In thousands)


                                                                              YEAR ENDED DECEMBER 31,
                                                                     1997             1996              1995
                                                               ----------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $    (23,763)    $     (38,900)   $      (4,401)
     Adjustments to reconcile net loss to net cash provided
         by operating activities:
              Depreciation and amortization                             25,663            19,187            3,550
              Stock option compensation expense                              0                 0            1,264
              Provision for losses on accounts receivable                1,448             1,017              359

              Deferred income tax provision (benefit)                  (12,466)              524               96
              Write-off of certain assets and investments               38,000            32,281              820

              Changes in assets and liabilities, net of First
                  Data transaction and acquired businesses:
                       Decrease (increase) in accounts receivable       (6,507)           (6,931)           1,185

                       Decrease (increase) in inventories                  650              (440)          (1,568)

                       Decrease (increase) in other current assets       1,053            (1,851)            (619)

                       Increase (decrease) in accounts payable, accrued
                          expenses and other current liabilities        (5,125)           (2,619)           1,273

                                                               ----------------------------------------------------
     Net cash provided by operating activities                          18,953             2,268            1,959

     INVESTING ACTIVITIES
     Net (increase) decrease in short-term investments                       0             5,103           (5,103)
     Purchases of property and equipment                                (7,677)           (4,784)          (7,970)
     Decrease (increase) in other assets                                (1,998)               38            1,059
     Investment in investee                                                  0                 0             (750)
     Payments for businesses acquired, net of cash acquired of
          $5,543 in 1996                                               (40,412)          (93,744)               0

                                                               ----------------------------------------------------
     Net cash used in investing activities                             (50,087)          (93,387)         (12,764)

     FINANCING ACTIVITIES
     Proceeds from issuance of preferred stock                               0            40,100                0
     Proceeds from issuance of common stock                              3,174            88,474              620
     Proceeds from long-term debt                                            0            43,947           10,000
     Payments on long-term debt                                            (84)          (43,994)          (1,120)
     Payment of deferred financing costs                                     0            (1,200)               0
     Cash transferred in First Data transaction                              0                 0           (2,743)
                                                               ----------------------------------------------------
     Net cash provided by financing activities                           3,090           127,327            6,757
                                                               ----------------------------------------------------
     Net increase (decrease) in cash and cash equivalents              (28,044)           36,208           (4,048)
     Cash and cash equivalents at beginning of year                     36,430               222            4,270
                                                               ----------------------------------------------------
     Cash and cash equivalents at end of year                     $       8,386      $    36,430    $         222
                                                               ====================================================


                                ENVOY Corporation

                                 (In thousands)


                                                                            YEAR ENDED DECEMBER 31,
                                                                       1997          1996            1995
                                                              ------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION

 Interest paid                                                    $     (27)      $  (2,141)        $  (513)

 Interest received                                                $   1,250       $   1,024         $   380

 Income taxes paid                                                $  (5,827)      $    (141)        $  (476)

 NONCASH TRANSACTIONS
 First Data Transaction:

   Book Value of Assets Transferred, excluding cash               $       0       $       0         $36,083

             Liabilities transferred                                      0               0          (3,407)

             Equity transferred                                           0               0         (35,419)
                                                               -----------------------------------------------
 Cash transferred                                                 $       0       $       0         $(2,743)
                                                               ===============================================

 ACQUISITIONS

 Working capital                                                  $       0       $     302         $     0

 Intangible assets                                                        0           1,348               0

 Common stock issued                                                      0          (1,650)              0
                                                               -----------------------------------------------
 Cash transferred                                                 $       0       $       0        $      0
                                                              ================================================

 CONVERSION OF DEBT TO COMMON STOCK                               $   8,214       $  1,786         $     0
                                                             =================================================


  See accompanying notes.

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements


1.    ORGANIZATION

ENVOY Corporation, a Tennessee corporation (the "Company" or "New Envoy"), was incorporated in August 1994 as a wholly-owned subsidiary of Envoy Corporation, a Delaware corporation ("Old Envoy"), and through a stock dividend distribution by Old Envoy of all of the outstanding shares of the common stock of New Envoy (the "Distribution") the Company ceased to be a wholly-owned subsidiary of Old Envoy. Immediately after the Distribution, Old Envoy was merged with and into First Data Corporation ("First Data") (see Note 3). Old Envoy was formed in 1981 to develop and market electronic transaction processing services to capture and transmit time critical information for the financial services and health care markets. In 1995, the assets and liabilities of Old Envoy associated with the electronic transaction processing for the health care markets and governmental benefits programs were transferred to New Envoy. For accounting purposes, the Company's financial statements for 1995 include financial information for its predecessor, Old Envoy, with the financial services electronic processing business (the "financial business") shown as discontinued operations. For purposes of the notes to the consolidated financial statements, the "Company" refers to Old Envoy and New Envoy for the period prior to June 6, 1995. The Company currently provides electronic data interchange services to participants in the health care market, including pharmacies, physicians, hospitals, dentists, billing services, commercial insurance companies, managed care organizations, state and federal government agencies and others throughout the United States.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

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

SHORT-TERM INVESTMENTS

Short-term investments include investments in fixed rate securities consisting primarily of bonds and corporate notes. These investments have maturity dates of one to five years from the date of purchase and are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All short-term investments were sold prior to December 31, 1996.

Proceeds, gross realized gains and gross realized losses from the sale of available-for-sale securities were $6,126,000, $1,911, and $39,138, respectively, in 1996 and $9,470,000, $288,000, and $9,000, respectively, in 1995. The cost of securities sold is based on the specific identification method.

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements


CONCENTRATION OF CREDIT RISK

The Company has one customer that accounted for approximately 15% of the Company's consolidated revenues for 1997 and accounted for approximately 21% of consolidated accounts receivable. No single customer accounted for more than 10% of consolidated revenues in 1996 or 1995.

INVENTORIES

Inventories which consist of point-of-service terminals and parts, are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is provided over the estimated lives of the respective assets on the straight-line basis principally over five to seven years. Depreciation expense totaled $5,734,000, $4,614,000 and $2,418,000 for 1997, 1996 and 1995, respectively.

OTHER ASSETS

Other assets, including goodwill, customer lists, covenants not to compete, developed technology, assembled work force, and submitter/payor relationships, are being amortized on a straight-line basis over two to fifteen year time periods, as applicable. The Company periodically evaluates the recoverability of such intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. Amortization expense related to such intangible assets for 1997, 1996 and 1995 was $19,929,000, $14,563,000 and $38,000, respectively.
At December 31, 1997 and 1996, accumulated amortization of intangible assets was $34,420,000 and $14,563,000, respectively.

REVENUE RECOGNITION

Processing services revenue is recognized as the transactions are processed. Receivables generally are due within 30 days and do not require collateral.

LOSS PER COMMON SHARE

In 1997, the Company adopted the provisions of SFAS No. 128, Earnings per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The adoption of SFAS No. 128 has not had a significant impact on the Company's computation of earnings per share for the current or prior periods.

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements


RESEARCH AND DEVELOPMENT

Research and development expenses of $1,931,000 in 1997, $1,654,000 in 1996 and $1,419,000 in 1995 were charged to cost of revenue as incurred until technological feasibility had been established for the product. Thereafter, all software development costs are capitalized until the products are available for general use by customers. The Company has not capitalized any significant software costs to date.

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

STOCK BASED COMPENSATION

Under various benefit plans, the Company grants stock options for a fixed number of shares to employees and directors with an exercise price which approximates the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, ("APB No. 25") "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1996 and 1995 consolidated financial statements to conform with the 1997 presentation.

3.    DISCONTINUED OPERATIONS--TRANSACTION WITH FIRST DATA CORPORATION

On June 6, 1995, the Company completed a merger of its financial transaction processing business with First Data (the "First Data Merger"). Pursuant to a management services agreement entered into in connection with the First Data Merger, the Company was entitled to receive a fee from First Data of $1,500,000 per annum, payable in quarterly installments of $375,000, during the first two years following the First Data Merger. Management fees of $650,000, $1,500,000 and $850,000 for the years ended December 31, 1997, 1996 and 1995 are classified in revenues in the consolidated statements of operations.

The net assets of the financial business were merged with and into First Data and were accounted for as discontinued operations.


Revenues of the financial business were $12,828,000 for the period January 1, 1995 through June 6, 1995.

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements


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

4.    ACQUISITIONS

Each of the following acquisitions was accounted for under the purchase method of accounting, applying the provisions of APB Opinion No. 16 ("APB 16") and, as a result, the Company recorded the assets and liabilities of the acquired companies at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocations of goodwill and identifiable intangibles will be based upon further studies and may change during the allocation period, generally one year following the date of acquisition. The financial statements reflect the operations of the acquired businesses for the periods after their respective dates of acquisition.

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

In connection with the NEIC acquisition, the Company incurred a one time write-off of acquired in-process technology of $30,000,000. Such amount was charged to expense in 1996 because this amount relates to research and development that had not reached technological feasibility and for which there was no alternative future use.

The NEIC acquisition was financed through equity and debt financing. An aggregate of 3,730,233 shares of the Company's Series B Convertible Preferred Stock were issued to three investors for a total purchase price of $40,100,000. Additionally, the Company issued 333,333 shares of the Company's common stock ("Common Stock") to various investors for an aggregate purchase price of $5,000,000. The Company also entered into a credit agreement, whereby the Company obtained $50,000,000 in bank financing in the form of a $25,000,000 revolving credit facility and a $25,000,000 term loan. An additional 840 shares of NEIC cumulative redeemable preferred stock were redeemed by the Company on August 1, 1996 at a redemption price of approximately $2,200,000.



TELECLAIMS, INC. ("TELECLAIMS")

On March 1, 1996, the Company acquired all the issued and outstanding capital stock of Teleclaims in exchange for 73,242 shares of Common Stock yielding a purchase price of approximately $1,500,000. Goodwill and identifiable intangibles in the amount of $648,000 were recorded in connection with the acquisition of Teleclaims. Also recorded as part of the Teleclaims acquisition was a

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements



one time write-off of acquired in-process technology of $700,000. Such amount was charged to expense in 1996 because this amount related to research and development that had not reached technological feasibility and for which there was no alternative future use.

NATIONAL VERIFICATION SYSTEMS, L. P.  ("NVS")

On September 13, 1996, the Company completed the acquisition of certain assets and liabilities of NVS for $2,150,000 in cash and the assumption of certain liabilities. Goodwill and other identifiable intangible assets in the amount of $1,864,000 were recorded in connection with the NVS acquisition.

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

DIVERSE SOFTWARE SOLUTIONS, INC. ("DSS")

On March 11, 1997, the Company completed the acquisition of certain assets of DSS for $4,000,000 in cash, plus a variable payout based upon revenue earned during a specified period following the acquisition, and the assumption of certain liabilities. At December 31, 1997, the Company has recorded a liability of $2,200,000 related to the variable payments, which were paid in February 1998. This obligation is included in accrued expenses at December 31, 1997. Based on management's preliminary estimates, the Company recorded $5,164,000 of goodwill and other identifiable intangible assets related to the DSS acquisition. Also recorded as part of the DSS acquisition was a one-time write-off of acquired in-process technology of $3,000,000. Such amount was charged to expense in 1997 because this amount related to research and development that had not reached technological feasibility and for which there was no alternative future use.

HEALTHCARE DATA INTERCHANGE CORPORATION ("HDIC")

On August 7, 1997, the Company acquired all the issued and outstanding capital stock of HDIC, the electronic data interchange ("EDI") health care services subsidiary of Aetna U.S. Healthcare, Inc. ("AUSHC"), for approximately $36,400,000 in cash and the assumption of approximately $14,800,000 in liabilities including approximately $13,800,000 relating to the assumption of unfavorable contracts. At December 31, 1997, the remaining liability for unfavorable contracts was $13,073,000, with $9,163,000 classified as a non-current liability, and $3,910,000 classified as a current liability in accrued expenses and other current liabilities. In addition, the Company and AUSHC simultaneously entered into a long-term services agreement under which AUSHC has agreed to use the Company as its single source clearinghouse and EDI network for all AUSHC electronic health care transactions. Based upon management's preliminary estimates, the Company recorded approximately $16,100,000 for goodwill and other identifiable intangible assets related to the HDIC acquisition. Also recorded as part of the HDIC acquisition was a one-time write-off of acquired in-process technology of $35,000,000. Such amount was charged to expense in 1997 because this amount related to research and development that had not reached technological feasibility and for which there was no alternative future use.

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements


The following presents unaudited pro forma results of operations (including the one-time write-off of acquired in-process technology and all merger and facility integration costs) for the years ended December 31, 1997, 1996 and 1995 assuming all acquisitions, including EMC*Express, Inc. ("EMC") (see Note 7), had been consummated at the beginning of the periods presented (in thousands, except per share data):

                                                YEAR ENDED DECEMBER 31,
                                         1997             1996             1995
                                      ----------------------------------------------
       Revenues                       $     120,187     $    101,990       $  78,962
       Net loss                             (27,847)         (46,535)        (40,309)
       Net loss per common share              (1.72)           (3.50)          (3.46)


5.  SALE OF THE GOVERNMENT SERVICES BUSINESS

On September 16, 1997, the Company completed the sale of substantially all of the assets related to the Company's hunting and fishing licenses and electronic benefit transfer business (collectively "the Government Services Business") for
(i) $500,000 payable in the form of a promissory note due and payable in full on August 31, 1999 and (ii) certain contingent payment amounts based upon the achievement of specified future operating results of the Government Services Business. The Company recorded a gain of $500,000 related to the sale of the Government Services Business in 1997. The results of operations of the Government Services Business are included in the Company's consolidated statements of operations through the date of disposition.

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements



6.  MERGER AND FACILITY INTEGRATION COSTS

As a result of the acquisitions of NEIC and Teleclaims in March 1996, the Company approved a plan that reorganized certain of its operations, personnel and facilities to gain the effects of potential cost savings and operating synergies. The cost of this plan to integrate the acquired companies was recognized as incurred in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and was not part of the purchase price allocation. The costs for the year ended December 31, 1996 associated with this plan of $4,664,000 represent exit costs associated with lease terminations, personnel costs, writedowns of impaired assets and other related costs that were incurred as a direct result of the plan and were classified as merger and facility integration costs in the consolidated statements of operations. The employee groups terminated include accounting, marketing and certain areas of the systems and operations departments. The number of employees terminated was approximately 120. Amounts charged against the liability for 1997 and 1996 were approximately $385,000 and $1,434,000, respectively.

7.   LOSS IN INVESTEE

On January 28, 1995, the Company purchased 17.5% of the capital stock of EMC for approximately $570,000. In connection therewith, the Company paid $250,000 for an option to purchase the remainder of the capital stock of EMC (the "Option"), and also entered into a management agreement to provide management services to EMC (the "Management Agreement"). Under the terms of the Management Agreement, the Company agreed to fund certain operating costs of EMC in the form of advances. The Management Agreement could be terminated by the Company at any time on 60 days written notice, at which time the Option would be terminated. The Company gave notice to terminate the Management Agreement on January 31, 1996. As a result of the termination notice and other facts and circumstances, the Company determined that it was probable an impairment to its investment had occurred. Accordingly, the Company recorded an adjustment in the fourth quarter of 1995 in the amount of $1,637,000 to recognize an impairment in the carrying value of its investment and cumulative advances. During 1995, the Company recognized losses for its initial investment and option aggregating $820,000, advances of $817,000 and equity losses of $139,000 for a total loss in the EMC investment of $1,776,000.

Based on the Company's decision to terminate the Management Agreement, the Company discontinued the equity method of accounting for EMC and began accounting for the investment on a cost basis during the fourth quarter of 1995. Accordingly, the funding of EMC's operating costs in 1996 were charged to operating expenses. The Company was committed through March 31, 1996 to continue to fund certain operating costs of EMC. The amounts disbursed for the funding of these costs during the first two quarters of 1996 were $540,000.

Following the termination of the Management Agreement and the Option, certain shareholders of EMC filed a lawsuit in March 1996 against the Company asserting claims for breach of contract and negligent conduct. On October 18, 1996, the Company settled this lawsuit for $300,000. Concurrent with the settlement of the lawsuit, the Company completed the acquisition of the remaining 82.5% interest in EMC for approximately $2,000,000 in cash. The EMC acquisition was accounted for under the purchase method of accounting applying the provisions of APB No. 16 and, as a result, the Company recorded the assets and liabilities at their estimated fair values. The Company recorded $1,954,000 of other identifiable intangible assets related to the EMC acquisition. The operations of EMC are included in the consolidated statements of operations from the date of acquisition.

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements


8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consists of the following (in thousands):

                                                                        DECEMBER 31,
                                                                    1997            1996
                                                               -------------------------------
    Current portion of liability for unfavorable contracts        $     3,910    $         0
    Liability to former owners of DSS                                   2,200              0
    Unearned income                                                     1,942              0
    Accrued communication expense                                       1,982          2,259
    Accrued income taxes                                                1,208          1,789
    Accrued salaries and benefits                                       1,931          1,454
    Accrued vendor incentives                                           1,731          1,085
    Other                                                               5,483          3,484
                                                               -------------------------------
                                                                  $    20,387    $    10,071
                                                               ===============================

The liability to former owners of DSS is related to the DSS acquisition, and the liability for unfavorable contracts is related to the HDIC acquisition (see
Note 4).

9.    LONG-TERM DEBT

In connection with the Distribution and First Data Merger, the Company entered into a $10,000,000 note agreement with First Data on June 6, 1995 (the "Convertible Note"). The Convertible Note was convertible, at the option of the holder, into fully paid and nonassessable shares of Common Stock, on terms subject to adjustment for stock dividends, subdivision, and combinations, subsequent issuances of Common Stock, issuances of certain rights, stock purchase rights or convertible securities and certain issuer tender offers. During 1996, First Data sold the Convertible Note to an unrelated third party for $13,500,000.

On November 7, 1996, the Company filed a registration statement with the Securities and Exchange Commission covering the offering of 321,289 shares of Common Stock pursuant to the demand of the current holders of the Convertible Note under a Registration Rights Agreement dated June 6, 1995. The Company was advised by the holders of the Convertible Notes that they intended to convert $3,380,000 principal amount of the Convertible Notes into 321,289 shares of Common Stock to permit their sale pursuant to the registration statement. Prior to the termination of the registration statement on May 19, 1997, an aggregate of $2,245,000 in principal amount of the convertible Notes was converted into 213,389 shares of Common Stock and sold pursuant to the registration statement. In a series of unrelated transactions, the remaining $7,755,000 in principal amount of the Convertible Notes was converted into 737,167 shares of Common Stock through June 1997. Accordingly, no Convertible Notes remain outstanding.

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements


In November 1996, the Company amended its revolving credit facility to increase the amount of credit available thereunder to $50,000,000. The Company currently has no amounts outstanding under the amended credit facility. Any outstanding borrowings made against the amended credit facility would bear interest at a rate equal to the Base Rate (as defined in the amended credit facility) or LIBOR. The amended credit facility expires June 30, 2000. The amended credit facility contains financial covenants applicable to the Company including ratios of debt to capital, annualized EBITDA to annualized interest expense, restrictions on payment of dividends, and certain other financial covenants customarily included in a credit facility of this type. The Company and its subsidiaries also are subject to certain restrictions relating to payment of dividends, acquisitions, incurrence of debt and other restrictive provisions. The amended credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

10.   LEASES AND COMMITMENTS

The Company leases certain equipment and office space under operating leases. Rental expense incurred under the leases during the years ended December 31, 1997, 1996 and 1995 was approximately $1,499,000, $1,596,000 and $1,095,000, respectively.

Future minimum rental payments at December 31, 1997 under operating lease arrangements are as follows (in thousands):

          1998                                     $     1,574
          1999                                           1,476
          2000                                           1,195
          2001                                             766
          2002                                             203
          Thereafter                                       453
                                                 ==============
          Total minimum lease payments             $     5,667
                                                 ==============

11.   STOCK INCENTIVE PLANS

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

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements


At December 31, 1997, the Company had reserved 4,214,640 shares of Common Stock for issuance in connection with the stock option plans. Summaries of stock options outstanding are as follows:

                                                                                      WEIGHTED-AVERAGE
                                       NUMBER OF SHARES    OPTION PRICE PER SHARE      EXERCISE PRICE
                                       ---------------------------------------------------------------
Outstanding, December 31, 1994              1,477,000        $  1.83 - $ 7.00           $       2.61
         Granted                            1,829,000            2.19 - 18.00                   9.54
         Exercised                           (271,000)           1.83 -  3.79                   2.28
                                       ---------------------------------------------------------------
Outstanding, December 31, 1995              3,035,000            1.83 - 18.00                   6.81
         Granted                              625,000           20.25 - 40.25                  24.53
         Exercised                           (163,000)           1.83 -  7.75                   3.12
         Canceled                            (268,000)           7.75 - 10.00                   9.02
                                       ---------------------------------------------------------------
Outstanding, December 31, 1996              3,229,000           1.83 -  40.25                  10.25
         Granted                              834,000          21.25 -  36.75                  23.22
         Exercised                           (437,000)          1.83 -  20.75                   4.25
         Canceled                            (224,000)          7.75 -  30.00                  19.92
                                       ---------------------------------------------------------------
Outstanding, December 31, 1997              3,402,000        $  1.83 - $37.00            $     13.58
                                       ===============================================================

The number of stock options exercisable and the weighted average exercise price of these options was 1,147,500 and $5.76 and 1,254,000 and $3.47 at December 31, 1997 and 1996, respectively. The weighted-average fair value of options granted during 1997 and 1996 was $10.96 and $13.93, respectively. The weighted-average remaining contractual life of those options is 5 years.

The Company's Amended and Restated 1995 Employee Stock Incentive Plan has authorized the grant of options for up to 3,000,000 shares of Common Stock. All options granted have 10 year terms from the grant date and vest over periods from one to five years from the date of grant. At December 31, 1997, options for the purchase of 2,691,000 shares were outstanding under this plan.

The Company's Amended and Restated 1995 Stock Option Plan for Outside Directors has authorized the grant of options to the Company's non-employee directors for up to 60,000 shares of Common Stock. All options granted have 10 year terms and become fully exercisable one year from the date of grant. At December 31, 1997, options for the purchase of 24,000 shares were outstanding under this plan.

Prior to the First Data Merger, Old Envoy had outstanding non-qualified stock options for the purchase of 1,214,640 shares of Common Stock. The grants were made under the 1987 Stock Option Plan, the 1990 Director Stock Option Plan, the 1990 Officer and Employee Stock Option Plan, the 1992 Non-Employee Directors' Plan and the 1992 Incentive Plan. Because all of these grants

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements


were made prior to the First Data Merger, no further grants may be made under these plans. All options granted thereunder have 10 year terms from the grant date. In connection with the Distribution and First Data Merger, each holder of an outstanding option to purchase shares of Old Envoy common stock (an "Old Envoy Option") received an option to purchase an equal number of shares of Common Stock (a "New Envoy Option"). The exercise price of the New Envoy Option is equal to a percentage (the "distribution percentage") of the exercise price of the Old Envoy Option. The distribution percentage was established based upon the market prices of Common Stock and Old Envoy Common Stock as determined by the ratio of (i) the average of the closing prices of Common Stock on the three trading days immediately following the First Data Merger to (ii) the closing price of Old Envoy Common Stock immediately prior to the First Data Merger. The distribution percentage was 33.33% and resulted in a retroactive correspondingly downward adjustment of each New Envoy Option. The distribution percentage adjustment was designed to place the holder of an Old Envoy Option in the same economic position after the First Data Merger as before the First Data Merger. At December 31, 1997, options for the purchase of 687,000 shares were outstanding and fully exercisable under these plans.

The Compensation Committee of the Board of Directors amended the 1992 Incentive Plan in August 1994 to provide that all options thereunder would vest immediately preceding the expiration of such option grant or earlier upon the attainment of certain performance criteria. This amendment resulted in the recording of deferred compensation and additional paid-in capital of approximately $1,974,000. The deferred compensation was recognized as an expense over the vesting period. As a result of the First Data Merger (see Note 3), the vesting of all outstanding options was accelerated and all options became fully vested as of the effective date of the First Data Merger. Accordingly, during the year ended December 31, 1995, the remaining deferred compensation expense of $1,264,000 was recognized.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.77% and ranging from 5.36% to 6.69%; no dividend yield; volatility factors of the expected market price of Common Stock ranging from .436 to .455 and .385 to .419, respectively; and a weighted-average expected life of the option of 5 years.

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

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for loss per share information):

                                                1997             1996             1995
                                              ----------------------------------------------
      Pro forma net loss                       $ (27,000)      $   (40,640)    $    (4,838)
      Pro forma loss per common share              (1.67)            (3.12)           (.43)


Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until the new rules are applied to all outstanding awards.

The Company implemented the ENVOY Corporation Employee Stock Purchase Plan (the "ESPP") effective July 1, 1997, at which time participating employees became entitled to purchase Common Stock at a discounted price through accumulated payroll deductions. Under the terms of the ESPP, the purchase price of the Common Stock for participating employees will be the lesser of (i) 85% of the closing market price of the Common Stock on the last trading day of each quarterly enrollment period or (ii) 85% of the closing market price of the Common Stock on the first trading day of each quarterly enrollment period. The Company has reserved 1,000,000 shares of Common Stock for issuance under the ESPP. As of December 31, 1997, approximately 3,000 shares had been issued under the ESPP.

12.  PREFERRED STOCK

In March 1996, the Company issued 3,730,233 shares of Series B Preferred Stock ("Preferred Stock") in connection with the NEIC acquisition (see Note 4). The Preferred Stock is recorded in the accompanying consolidated balance sheet at its liquidation preference of $10.75 per share, or $40,100,000 in the aggregate. Each share of Preferred Stock is convertible into 1 share of Common Stock at any time. Each share of Preferred Stock shall be entitled to vote on all matters that the holders of Common Stock are entitled to vote upon, on an as-if-converted basis, and shall be entitled to vote as a class with respect to actions adverse to any rights of the Preferred Stock and the creation of any other class of preferred stock senior to or pari passu with the Preferred Stock. The Preferred Stock shall be entitled to dividends only to the extent cash dividends are declared and paid on the Common Stock on an as if converted basis. From and after January 1, 1999, the Company shall have an optional right to redeem all of the outstanding Preferred Stock at a redemption price of $10.75 per share, provided that the average sale price of Common Stock for 60 trading days prior to the notice of redemption is not less than $21.50 per share. In February 1998, 930,233 shares of Preferred Stock were converted into an equal number of shares of Common Stock.

13.  SHAREHOLDER RIGHTS PLAN

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

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

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

14.  COMMON STOCK OFFERING

In August 1996, the Company completed an underwritten public offering of 3,320,000 shares of Common Stock at $26.50 per share. Net proceeds from this offering were approximately $83,000,000, and were used to retire indebtedness of $25,000,000 outstanding under a term loan agreement and indebtedness of approximately $12,900,000 outstanding under a $25,000,000 revolving credit facility. The remaining proceeds were used for general corporate purposes, including funding working capital requirements and acquisitions.

15.  INCOME TAXES

The provision (benefit) for income taxes was comprised of the following (in thousands):

                                                         DECEMBER 31,
                                              1997          1996            1995
                                           ---------------------------------------
Current:
  Federal                                   $ 4,545       $    0            $331
  State                                       2,356        1,053              49
                                            ------------------------------------
Total current                                 6,901        1,053             380
Deferred:
  Federal                                    (9,974)       1,294              86
  State                                      (2,492)        (770)             10
                                            ------------------------------------
Total deferred                              (12,466)         524              96
                                            ------------------------------------
Provision (benefit) for income taxes        $(5,565)      $1,577            $476
                                            ====================================

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

The reconciliation of income tax computed by applying the U.S. federal statutory rate to the actual income tax provision (benefit) follows (in thousands):



                                                           DECEMBER 31,
                                              1997            1996           1995
                                           ---------------------------------------
Income tax benefit at U.S. federal
 statutory rate                            $(10,247)       $(12,690)       $(1,335)
Nondeductible merger costs                        0          10,459            679
Nondeductible goodwill amortization           4,499           3,411              0
State income taxes, net of federal
 benefit                                        (88)            187             39
Change in valuation allowance                   238             163          1,130
Other, net                                       33              47            (37)
                                           ----------------------------------------
Income tax provision (benefit)             $ (5,565)       $  1,577        $   476
                                           ========================================



The classification of the provision (benefit) for income taxes in the consolidated statements of operations is as follows (in thousands):

                                                            DECEMBER 31,
                                             1997             1996          1995
                                          ---------------------------------------
Income tax provision attributable to
  continuing operations                    $(5,565)          $1,577         $  0
Discontinued operations:
  Income from operations                         0                0           42
  First Data transaction expense                 0                0          434
                                           --------------------------------------
Total provision from discontinued
  operations                                     0                0          476
                                           --------------------------------------
Total income tax provision                 $(5,565)          $1,577         $476
                                           ======================================

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements


Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's temporary differences are as follows (in thousands):

                                                                     DECEMBER 31,
                                                                  1997          1996
                                                               -----------------------
Deferred tax liability:
  Difference between book and tax depreciation
    and amortization related to property and equipment          $(2,302)      $(2,188)

  Difference between book and tax amortization
    related to goodwill and other intangibles                    (3,545)       (6,158)
                                                               ------------------------
Total deferred tax liabilities                                   (5,847)       (8,346)
                                                               ------------------------
Deferred tax assets:
  Difference between book and tax amortization related to
    write-off of acquired in-process technology                  14,018             0

  Difference between book and tax treatment
      of leased assets                                              585           516
  Reserves and accruals not currently deductible                  1,443         1,012

  Net operating loss                                                398         4,629

  Difference between book and tax treatment
    of investments                                                  900           880

  Difference between book and tax treatment
    of compensation expense                                         346           529

  Tax credits                                                       583           503

  Other                                                             118           117
                                                               -----------------------
Total deferred tax assets                                        18,391         8,186

Valuation allowance for deferred tax assets                      (1,025)         (787)
                                                               ------------------------
Net deferred tax assets                                          17,366          7,399
                                                               ------------------------
Net deferred tax assets (liability)                             $11,519         $ (947)
                                                               =========================


At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 and $17,800,000, respectively. All of the federal and approximately $7,400,000 of the state net operating losses relate to the exercise of employee stock options and the tax benefit will be allocated to equity when realized on the Company's tax returns. These losses begin to expire in 2003.

Of the $12,400,000 federal net operating losses, $10,800,000 are attributable to pre-acquisition years of NEIC and their use is limited by the Internal Revenue Code to approximately $4,700,000 per year. The remaining $1,600,000 of federal net operating

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

losses are attributable to pre-acquisition years of EMC Express and their use is limited by the Internal Revenue Code to approximately $141,000 per year.

The valuation allowance at December 31, 1996 relates to the loss on the investment in EMC Express. The valuation allowance at December 31, 1997 relates to the loss on the investment in EMC Express plus certain tax credits that expire in 1997 and might not be realized on the Company's 1997 tax returns. The allowance was increased in 1997 to include these credits.

16.  PROFIT-SHARING PLAN

The Company sponsors 401(k) profit-sharing plans covering all employees who have completed at least six months of service and are at least 20 and one-half years of age. Eligible employees may elect to reduce their current compensation and contribute to the 401(k) plan through salary deferral contributions. The Company matches employee contributions, up to 25% of the first 6% of compensation deferred by the employee. The amount of expense for the Company contribution was approximately $279,000, $314,000 and $20,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The carrying amount reported in the balance sheet for long-term debt also approximates fair value. The fair value of the Company's long-term debt is estimated using discounted cash flows and the Company's current incremental borrowing rate for similar types of borrowing arrangements.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       1997
                             ---------------------------------------------------------
                              1ST QUARTER    2ND QUARTER   3RD QUARTER    4TH QUARTER
                             ---------------------------------------------------------
                                        (In thousands, except per share data)
Revenues                      $ 26,092        $  26,416     $ 28,590         $32,595
Gross profit                    13,226           13,484       14,779          17,181
Net loss                        (2,233)(a)         (165)     (21,210)(b)        (155)
Net loss per common share        (0.14)(a)        (0.01)       (1.28)(b)       (0.01)

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements



                                                           1996
                                 -------------------------------------------------------
                                  1ST QUARTER      2ND QUARTER  3RD QUARTER  4TH QUARTER
                                 --------------------------------------------------------
                                            (In thousands, except per share data)
Revenues                          $  10,330          $19,590      $21,502       $25,162
Gross profit                          5,027            9,842       10,729        12,734
Net loss                            (33,910)(c)       (1,417)      (1,963)(d)    (1,610)
Net loss per common share             (2.97)(c)        (0.12)       (0.14)(d)     (0.11)


(a) The Company recorded a $3,000,000 (or $0.19 per share) write-off of acquired in-process technology related to the DSS acquisition (see
      Note 4).

(b) The Company recorded a $35,000,000 (or $2.12 per share) write-off of acquired in-process technology related to the HDIC acquisition, less a related deferred income tax benefit of $13,300,000 (or $0.81 per share) (see Note 4).

(c) The Company recorded a $30,700,000 (or $2.69 per share) write-off of acquired in-process technology related to the NEIC and Teleclaims acquisitions (see Note 4).

(d) The Company recorded a $300,000 (or $0.02 per share) charge related to the settlement of the EMC lawsuit (see Note 7).

19.  SUBSEQUENT EVENTS

On February 27, 1998, the Company completed business combinations with the three companies operating the ExpressBill patient statement processing and printing services businesses, for an aggregate of 3,500,000 shares of ENVOY Common Stock. Shareholders of XpiData, Inc. ("XpiData"), based in Scottsdale, Arizona, received 1,365,000 shares and shareholders of Professional Office Services, Inc. ("POS") and its affiliated company, Automated Revenue Management, Inc. (together with XpiData and POS, sometimes collectively referred to as the "ExpressBill Companies"), both of which are based in Toledo, Ohio, received an aggregate of 2,135,000 shares. The ExpressBill patient statement services include electronic data transmission and formatting, statement printing and mailing services for health care providers and practice management system vendors. It is anticipated that these transactions will be accounted for as poolings of interest. Accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of the ExpressBill Companies.

The following unaudited pro forma data summarizes the combined results of operations of the Company and the ExpressBill Companies as if the combination had been consummated on December 31, 1997 (in thousands, except per share data):

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements



                                                           YEARS ENDED DECEMBER 31,

                                                     1997           1996           1995
                                                  ---------       --------        -------
Revenues                                          $ 137,605       $ 90,572       $34,197
Net loss from continuing operations                 (21,672)       (38,443)       (2,121)
Net loss from continuing operations, per
common share                                          (1.10)         (2.33)        (0.14)



Adjustments to the historical financial statements include $980,000, $147,000 and $0 in 1997, 1996 and 1995, respectively, to record income tax provisions for those entities comprising the ExpressBill Companies that were organized as S Corporations.

Schedule II
Valuation and Qualifying Accounts

December 31, 1995

                                        Balance at                              Charged to                               Balance
                                        Beginning         Charged to          Other Accounts-        Deductions          End of
Description                             of Period      Costs & Expenses          Describe             Describe           Period
--------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts       $   425,000            577,000                                a  464,231       $   537,769
                                      ------------------------------------------------------------------------------------------
                                      $   425,000            577,000                     0             464,231       $   537,769
                                      ==========================================================================================
December 31, 1996
                                        Balance at                              Charged to                               Balance
                                        Beginning         Charged to          Other Accounts-        Deductions          End of
Description                             of Period      Costs & Expenses          Describe             Describe           Period
--------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts       $   537,769          1,017,000           c   499,014           b  84,719       $ 1,969,064
                                      ------------------------------------------------------------------------------------------
                                      $   537,769          1,017,000               499,014              84,719       $ 1,969,064
                                      ==========================================================================================
December 31, 1997
                                        Balance at                              Charged to                              Balance
                                        Beginning         Charged to          Other Accounts-        Deductions          End of
Description                             of Period      Costs & Expenses          Describe             Describe           Period
--------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts       $ 1,969,064          1,447,500           c   600,000           b 705,036       $ 3,311,528
                                      ------------------------------------------------------------------------------------------
                                      $ 1,969,064          1,447,500               600,000             705,036       $ 3,311,528
                                      ==========================================================================================


a Of this amount, $264,231 represents allowance for doubtful accounts associated with the spin-off of the Financial Business which was transferred to First Data Corporation. The remaining $200,000 represents a write-off of known uncollectible receivables against the allowance account.

b This amount represents a write-off of known uncollectible receivables against the allowance account.

c These amounts represent amounts recorded in connection with the opening balances of the Acquired Businesses. See Notes 4 and 7 of Notes to Consolidated Financial Statements.

                                INDEX TO EXHIBITS



Exhibit No.    Description
-----------    -----------------------------------------------------------------
  2.1          Agreement and Plan of Distribution dated September 2, 1994, as amended through December 16, 1994 (1)

  2.2          Agreement and Plan of Merger dated November 30, 1995 by and among
               ENVOY, Envoy Acquisition Corporation and NEIC (2)

  2.3          Stock Purchase Agreement dated June 14, 1997 by and between ENVOY
               Corporation and Advent Investments, Inc. (8)

  2.4 Agreement and Plan of Merger dated as of February 23, 1998, by and among ENVOY Corporation, Envoy Acquisition Corporation,
               Professional Office Services, Inc. and Richard B. McIntyre (9)

  2.5 Agreement and Plan of Merger dated as of February 23, 1998, by and among ENVOY Corporation, Envoy Acquisition Corporation, XpiData,
               Inc., Michael Marolf, Sr., Michael Marolf, Jr., Jeffrey Marolf and
               Lisa Marolf (9)

  2.6 Agreement and Plan of Merger dated as of February 23, 1998, by and among ENVOY Corporation, Envoy Acquisition Subsidiary, Inc.,
               Automated Revenue Management, Inc., Patrick J. McIntyre, Terrence
               J. McIntyre and Michael S. McIntyre (9)

  3.1 Charter, as amended (filed herewith is a Certificate of Designations setting forth terms of Series B Convertible Preferred
               Stock) (Charter as originally amended incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1995)

  3.2          By-Laws (1)

  4.1          Article IV of ENVOY's Charter, as amended (included in Exhibit
               3.1)

  4.2          Shareholder Rights Plan (1)

  4.3          Registration Rights Agreement dated March 6, 1996 by and among
               ENVOY, General Atlantic Partners 25, L.P., GAP Coinvestment
               Partners, L.P. and First Union Capital Partners, Inc. (3)



Exhibit No.       Description
-----------       --------------------------------------------------------------
     4.4          Registration Rights Agreement dated March 6, 1996 by and among
                  ENVOY and the Purchasers set forth on the signature pages
                  thereto (3)

     4.5 Registration Rights Agreement dated February 27, 1998, by and between ENVOY and the Persons set forth on the signature pages thereto.

    10.1          Amended and Restated Credit Agreement dated November 8, 1996 among
                  First Union National Bank of North Carolina, as agent, various
                  Lenders and ENVOY (4)

                    MANAGEMENT CONTRACT OR COMPENSATORY PLAN

    10.2          Employment Agreement between ENVOY and Fred C. Goad, Jr. (1)

    10.3          Employment Agreement between ENVOY and Jim D. Kever (1)

    10.4          Employment Agreement between ENVOY and Kevin M. McNamara (5)

    10.5          Employment Agreement between ENVOY and Harlan F. Seymour

    10.6          Amended and Restated 1995 Employee Stock Incentive Plan (6)

    10.7          Amended and Restated 1995 Stock Option Plan for Outside
                  Directors (6)

    10.8          ENVOY Corporation Employee Stock Purchase Plan (7)

    10.9          1998 ExpressBill Stock Option Plan

   10.10          1992 Incentive Plan (1)

   10.11          1992 Non-Employee Directors Stock Option Plan (1)

   10.12          1990 Officer and Employee Stock Option Plan (1)

   10.13          1990 Director Stock Option Plan (1)

   10.14          1987 Stock Option Plan (1)

   10.15          Form of Indemnification Agreement (1)



Exhibit No.       Description
-----------       --------------------------------------------------------------
    21            Subsidiaries

    23            Consent of Independent Auditors

    27            Financial Data Schedule

------------
(1)   Incorporated by reference to the Registrant's Form 10, as amended
      No. 0-25062.
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed December 7, 1995.
(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed March 21, 1996.
(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-3, as amended, No. 333-04433.
(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.
(7) Incorporated by reference to the Registrant's Proxy Statement, dated April 30, 1997 for the Annual Meeting of Shareholders held June 19, 1997.
(8) Incorporated by reference to the Registrant's Current Report on Form 8-K filed June 23, 1997.
(9) Incorporated by reference to the Registrant's Current Report on Form 8-K filed February 25, 1998.