Form 10-Q
period 1998-03-31
ENVOY CORP /TN/
filed 1998-05-12
CIK 932277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                 Yes X No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      SHARES OUTSTANDING AS OF MAY 3, 1998:

                                   21,101,783

                                     CLASS:

                      COMMON STOCK, NO PAR VALUE PER SHARE

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
                                ENVOY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       March 31,          December 31,
                                                                                         1998                 1997
                                                                                     ------------         ------------
ASSETS
CURRENT ASSETS:
         CASH AND CASH EQUIVALENTS                                                   $     18,336         $      8,598
         ACCOUNTS RECEIVABLE - NET                                                         34,268               33,510
         INVENTORIES                                                                        2,791                2,585
         DEFERRED INCOME TAXES                                                              1,797                1,797
         OTHER                                                                              1,879                1,811
                                                                                     ------------         ------------

                  TOTAL CURRENT ASSETS                                                     59,071               48,301
PROPERTY AND EQUIPMENT, NET                                                                19,125               19,508
OTHER ASSETS                                                                               64,460               69,714
                                                                                     ------------         ------------
TOTAL ASSETS                                                                         $    142,656         $    137,523
                                                                                     ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
         ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER
           CURRENT LIABILITIES                                                       $     33,794         $     30,011
         CURRENT PORTION OF LONG-TERM DEBT                                                     70                  263
                                                                                     ------------         ------------
TOTAL CURRENT LIABILITIES                                                                  33,864               30,274
LONG-TERM DEBT, LESS CURRENT PORTION                                                          231                  527
OTHER NON-CURRENT LIABILITIES                                                               8,594                9,163
SHAREHOLDERS' EQUITY:
         PREFERRED STOCK -- No par value; authorized,
         12,000,000 shares; issued 2,800,000 and 3,730,233 in 1998 and in                  30,100               40,100
         1997, respectively
         COMMON STOCK -- No par value; authorized, 48,000,000 shares;
         issued, 21,100,783 and 20,075,822 in 1998 and  1997, respectively                124,953              114,652
         ADDITIONAL PAID-IN CAPITAL                                                         7,208                7,208
         RETAINED DEFICIT                                                                 (62,294)             (64,401)
                                                                                     ------------         ------------
                  TOTAL SHAREHOLDERS' EQUITY                                               99,967               97,559
                                                                                     ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $    142,656         $    137,523
                                                                                     ============         ============


See accompanying notes to unaudited consolidated financial statements.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             Three Months Ended
                                                                  March 31,
                                                         -------------------------
                                                             1998          1997
                                                         ----------     ----------
REVENUES                                                 $   42,524     $   30,763
OPERATING COSTS AND EXPENSES:
         COST OF REVENUES                                    20,019         15,222
         SELLING, GENERAL AND ADMINISTRATIVE                 10,218          7,760
         DEPRECIATION AND AMORTIZATION                        6,993          6,073
         WRITE OFF OF ACQUIRED IN-PROCESS                         0          3,000
         TECHNOLOGY                                      ----------     ----------
OPERATING INCOME (LOSS)                                       5,294         (1,292)
OTHER INCOME (EXPENSE)
         INTEREST INCOME                                        145            453
         INTEREST EXPENSE                                      (437)          (386)
                                                         ----------     ----------
                                                               (292)            67
                                                         ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES                             5,002         (1,225)
INCOME TAX PROVISION                                          2,744            739
                                                         ----------     ----------

NET INCOME (LOSS)                                        $    2,258     $   (1,964)
                                                         ==========     ==========

NET INCOME (LOSS) PER COMMON SHARE
     BASIC                                               $     0.11     $    (0.10)
                                                         ==========     ==========
     DILUTED                                             $     0.09     $    (0.10)
                                                         ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC                                                   20,691         18,976
                                                         ==========     ==========
     DILUTED                                                 25,102         18,976
                                                         ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             Three Months Ended
                                                                   March 31,
                                                         --------------------------
                                                            1998            1997
                                                         ----------     -----------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                 $   12,703     $     (197)
INVESTING ACTIVITIES:
         PURCHASES OF PROPERTY AND EQUIPMENT                 (1,298)        (1,610)
         INCREASE IN OTHER ASSETS                               (58)        (2,665)
         PAYMENTS FOR BUSINESSES ACQUIRED                         0         (4,000)
                                                         ----------     ----------

NET CASH USED IN INVESTING ACTIVITIES                        (1,356)        (8,275)
FINANCING ACTIVITIES:
         PROCEEDS FROM ISSUANCE OF COMMON                       301            787
         STOCK
         CAPITAL DISTRIBUTIONS OF EXPRESSBILL COMPANIES        (141)           (64)
         PROCEEDS FROM SHORT-TERM AND LONG-
         TERM DEBT                                                0            653
         PAYMENTS ON SHORT-TERM AND LONG-TERM
         DEBT                                                (1,769)           (31)
                                                         ----------     ----------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                                   (1,609)         1,345
                                                         ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                   9,738         (7,127)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                        8,598         36,737
                                                         ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   18,336     $   29,610
                                                         ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

ENVOY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1998

A.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of ENVOY Corporation (the "Company" or "ENVOY") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

As more fully discussed in Note B, on February 27, 1998, the Company completed business combinations with Professional Office Services, Inc. ("POS"), XpiData, Inc. ("XpiData") and Automated Revenue Management, Inc. ("ARM") (collectively referred to as the "ExpressBill Companies"). These transactions have been accounted for as poolings of interests and the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of the ExpressBill Companies.

These financial statements, footnote disclosures and other information should be read in conjunction with the restated audited financial statements and the accompanying notes thereto in the Company's Current Report on Form 8-K/A, filed on May 5, 1998.

B.       POOLING WITH EXPRESSBILL COMPANIES

On February 27, 1998, the Company completed business combinations with the three companies operating the ExpressBill patient statement processing and printing services businesses, for an aggregate of 3,500,000 shares of ENVOY Common Stock. Shareholders of XpiData, based in Scottsdale, Arizona, received 1,365,000 shares and shareholders of POS and its affiliated company, ARM, both of which are based in Toledo, Ohio, received an aggregate of 2,135,000 shares. The ExpressBill patient statement services include electronic data transmission and formatting, statement printing and mailing services for health care providers and practice management system vendors. These transactions have been accounted for as poolings of interests. Accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of the ExpressBill Companies. A reconciliation of previously reported revenues and earnings for the three months ended March 31, 1997 appears below:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                                  1997
                                                         ---------------------
                                                           (in thousands,
                                                         except per share data)
Revenues:
       Previously reported                                    $   26,092
       ExpressBill Companies                                       4,671
                                                              ----------
       Restated                                               $   30,763
                                                              ----------
Net income (loss)
       Previously reported                                    $   (2,233)
       ExpressBill Companies                                         269
                                                              ----------
       Restated                                               $   (1,964)
                                                              ----------
Net loss per common share
       Previously reported                                    $     (.14)
       Restated                                               $     (.10)



C.    SUBSEQUENT EVENT

On May 6, 1998, the Company acquired all the issued and outstanding capital stock of Synergy Healthcare, Inc. ("Synergy"), which provides health care information products and services to participants in the health care market, for $10,000,000 in cash. This acquisition will be accounted for under the purchase method of accounting, and, as a result, the Company will record the assets and liabilities of Synergy at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Synergy's products and services include health care data warehousing and analysis, performance tracking, patient studies and disease management support.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. There are many factors that may cause actual results to differ materially from those indicated by the forward-looking statements, including, among others, competitive pressures, changes in pricing policies, delays in product development, business conditions in the marketplace, general economic conditions and the various risk factors set forth in the Company's periodic reports filed with the Securities and Exchange Commission (the "Commission"). In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and plans of the Company will be achieved. The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements, including the notes thereto.

RECENT DEVELOPMENT

     On May 6, 1998, the Company acquired all the issued and outstanding capital stock of Synergy Healthcare, Inc. ("Synergy"), which provides health care information products and services to participants in the health care market, for $10,000,000 in cash. This acquisition will be accounted for under the purchase method of accounting, and, as a result, the Company will record the assets and liabilities of Synergy at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Synergy's products and services include health care data warehousing and analysis, performance tracking, patient studies and disease management support.

OVERVIEW

     The Company is a leading provider of EDI and transaction processing services to participants in the health care market, including pharmacies, physicians, hospitals, dentists, billing services, commercial insurance companies, managed care organizations, state and federal government agencies and others.

     On February 27, 1998, the Company completed business combinations with Professional Office Services, Inc., XpiData, Inc. and Automated Revenue Management, Inc. (collectively, the "ExpressBill Companies") pursuant to separate agreements and plans of merger for an aggregate of 3.5 million shares of ENVOY Common Stock. These combinations have been accounted for as poolings of interests, and the historical financial statements of the Company for all periods have been restated to include the accounts and results of operations of the ExpressBill Companies.

     The Company also made two acquisitions in 1997. Healthcare Data
Interchange Corporation ("HDIC") was acquired in August 1997 and Diverse Software Solutions, Inc. ("DSS") was acquired in March 1997 (collectively, the "Acquired Businesses"). These acquisitions were accounted for under the purchase method of accounting and, as a result, the Company has recorded the assets and liabilities of the Acquired Businesses at their estimated fair values, with the excess of the purchase price over these amounts being recorded as goodwill. The financial statements for all periods reflect the operations of the Acquired Businesses for the periods after their respective dates of acquisition.

     The Company's revenues principally have been derived from EDI and transaction processing services to the health care market which generally are paid for by the health care providers or third-party payors. Revenues generally are earned on a per transaction basis. In addition, total revenues include non-transaction based revenues. These revenues includes maintenance, licensing and support activities, as well as the sale of ancillary software and hardware products and, in the case of the ExpressBill Companies, certain printing services.

     The Company's revenues generally are comprised of the following types of transaction processing services: (i) pharmacy EDI, (ii) medical and other EDI and (iii) patient statements. The table below shows the number of transactions processed by the Company for the periods presented:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            -------------------
                                              1997       1998
                                            --------   --------
                                              (IN THOUSANDS)
Pharmacy EDI.............................   146,662    178,512
Medical and other EDI....................    46,164     71,647
Patient statements.......................    19,546     33,637
                                            -------    -------
          Totals.........................   212,372    283,796
                                            =======    =======

The transactions reflected above include the transactions of the Acquired Businesses from the date of acquisition, and include the transactions of the ExpressBill Companies for all periods.

     While pharmacy EDI transactions currently represent a majority of the Company's total transactions, the fees associated with these transactions are significantly less than those received for medical EDI and patient statement transactions. As a result, pharmacy EDI revenue constituted less than 17% of the Company's total revenues in the first quarter of 1998. For 1997, the pharmacy EDI business grew at less than half the rate experienced in the Company's other businesses based on the number of transactions processed. As a result of this trend, the Company expects its pharmacy EDI business as presently conducted to represent a decreasing portion of the Company's total revenues in the future. As the mix of the Company's business changes, a decline in the growth rates associated with the Company's medical and other EDI and patient statement business could have a material adverse effect on the financial condition and operating results of the Company. There can be no assurance that the mix of the Company's business or growth rates will continue at their current level.

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

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the percentage relationship certain statements of operations items bear to revenues.

                                                                  THREE MONTHS
                                                                     ENDED
                                                                    MARCH 31,
                                                                ----------------
                                                                 1997       1998
                                                                -----      -----
Revenues..................................................      100.0%     100.0%
Cost of revenues..........................................       49.5       47.1
Selling, general and administrative expenses..............       25.2       24.0
Depreciation and amortization.............................       19.7       16.4
Merger and facility integration costs.....................         --         --
Write-off of acquired in-process technology...............        9.8         --
EMC losses................................................         --         --
                                                                -----      -----
Operating income (loss)...................................       (4.2)      12.5
Interest income...........................................        1.5        0.4
Interest expense..........................................       (1.3)      (1.1)
                                                                -----      -----
Income (loss) from continuing operations before
  income taxes and loss in investee.......................       (4.0)      11.8
Provision (benefit) for income taxes......................        2.4        6.5
Loss in investee..........................................         --         --
                                                                -----      -----
Income (loss) from continuing operations..................       (6.4)%      5.3%
                                                                =====      =====

THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

     Revenues. Revenues for the quarter ended March 31, 1998 were $42.5 million compared to $30.8 million for the same period last year, an increase of $11.7 million or 38.0%. The increase is attributable to internal growth of transaction volume and additional revenues generated from the Acquired Businesses.

     Cost of Revenues. Cost of revenues includes the cost of communications, computer operations, operating supplies, product development and customer support, as well as the cost of hardware sales and rebates to third parties for transaction processing volume. Cost of revenues in the first quarter of 1998 was $20.0 million compared to $15.2 million for the first quarter of 1997, an increase of $4.8 million or 31.6%. The dollar increase is attributable to the additional costs associated with the increased transaction volume and increases in rebates paid to third parties in connection with medical EDI transactions. The increase in rebates paid to third parties primarily results from an increase in the mix of claims received from large third party vendors and claim clearinghouses. If the mix of revenues continues to shift toward larger vendors and clearinghouses, the Company expects rebates to represent an increasing portion of its costs of revenues. As a percentage of revenues, cost of revenues continued to improve to 47.1% in the first quarter of 1998 compared to 49.5% in the first quarter of 1997. The improvement primarily is attributable to the Company's ability to spread certain fixed costs of revenue over a larger base of revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing, finance, accounting and administrative costs. Selling, general and administrative expenses for the three months ended March 31, 1998 were $10.2 million compared to $7.8 million in the same period in 1997, an increase of 30.8%. As a percentage of revenues, however, selling, general and administrative expenses were 24.0% for the first quarter of 1998 compared to 25.2% for the first quarter of 1997. The improvement is attributable to the Company's ability to spread its infrastructure costs over a larger base of revenues. Transaction costs related to the business combinations with the ExpressBill Companies totaled $780,000 in the first quarter of 1998 and are included in selling, general and administrative expenses. Excluding these transaction costs, selling, general and administrative expenses as a percentage of revenues for the first quarter of 1998 would have been 22.1%.

     Depreciation and Amortization. Depreciation and amortization expense relates primarily to host computers, communications equipment and goodwill and identifiable intangible assets related to acquisitions. Depreciation and amortization expense for the first quarter of 1998 was $7.0 million compared to $6.1 million for the comparable period in 1997. The increase is primarily the result of the amortization of goodwill and identifiable intangible assets related to the Acquired Businesses. At March 31, 1998, the Company had net goodwill of $29.2 million remaining to be amortized over periods of three to 15 years following the acquisitions. In addition, the Company had net identifiable intangible assets of $21.0 million remaining to be amortized over two to nine year time periods, as applicable.

     Write-off of Acquired In-Process Technology. The Company incurred a one-time write-off of acquired in-process technology of $3.0 million in connection with the March 1997 acquisition of DSS. Such amount was charged to expense because this amount related to research and development that had not reached technological feasibility and for which there was no alternative future use.

     Net Interest Income (Expense). The Company recorded net interest expense of $292,000 for the three months ended March 31, 1998 compared to net interest income of $67,000 for the first quarter in 1997. Interest income decreased from $453,000 in the first quarter of 1997 to $145,000 in the first quarter of 1998. In August 1997, the Company acquired HDIC for approximately $36.4 million in cash and the assumption of certain liabilities associated with unfavorable contracts. Following this acquisition, the Company had less cash available for investment, accounting for the reduction in interest income in the first quarter of 1998. Interest expense increased from $386,000 in the first quarter of 1997 to $437,000 in the first quarter of 1998. Interest expense in the first quarter of 1998 resulted primarily from interest expense that is required to be imputed in order to account for the unfavorable long-term contracts assumed in the HDIC acquisition. Interest expense in the three months ended March 31, 1997 resulted primarily from the Company's $10.0 million 9% convertible subordinated notes issued in June 1995 (the "Convertible Notes"). In a series of transactions completed during 1996 and 1997, all of the Convertible Notes were converted into shares of Common Stock and, therefore, were not outstanding during the first quarter of 1998.

     Income Tax Provision. The Company's income tax provision for the first quarter of 1998 was $2.7 million compared to $739,000 in the comparable period in 1997. Amortization of certain goodwill and identifiable intangible assets is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred operating losses in recent years primarily as a result of the write-off of acquired in-process technology related to the Acquired Businesses, together with substantial non-cash depreciation and amortization charges. During the three months ended March 31, 1998, however, operations generated positive cash flows of $12.7 million. For the three months ended March 31, 1997, operations used cash of $197,000.

     Investing activities consist primarily of payments for acquired businesses and purchases of property and equipment. Investing activities used cash of $1.4 million in the three months ended March 31, 1998 and cash of $8.3 million in the three months ended March 31, 1997.

     Financing activities consist primarily of proceeds from the issuance of capital stock, and proceeds from and payments on debt. Financing activities used cash of $1.6 million in the three months ended March 31, 1998 and provided $1.3 million of cash in the three months ended March 31, 1997.

    On May 6, 1998, the Company completed the acquisition of Synergy for $10.0 million in cash. Following this acquisition and as of May 6, 1998, the Company had available cash and cash equivalents of approximately $7.0 million.

     The Company purchases additional computer hardware and software products from time to time as required to support the Company's business. The Company incurred capital expenditures of $1.3 million and $1.6 million for the three month periods ended March 31, 1998 and 1997, respectively, primarily for computer hardware and software products. The Company currently estimates that total capital expenditures for 1998 will be approximately $8 to $9 million.

     The Company is expensing as incurred all costs associated with system changes related to its Year 2000 compliance project. The Company estimates that the total cost of the Year 2000 expenses will be approximately $4.0 million, of which approximately $2.5 million will be incurred during 1998. These costs are being funded with available cash.

     At May 6, 1998, the Company had no amounts outstanding under its $50 million revolving credit facility. Any future borrowings made under the credit facility would bear interest at a rate equal to the Base Rate (as defined in the credit facility) or an index tied to LIBOR. Any future borrowings under the credit facility would be due and payable in full on June 30, 2000. The credit facility contains financial covenants applicable to the Company and its subsidiaries, including ratios of debt to capital, annualized EBITDA to annualized interest expense and certain other financial covenants customarily included in a credit facility of this type. The Company and its subsidiaries also are subject to certain restrictions relating to payment of dividends, acquisitions, incurrence of debt and other restrictive provisions. The credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

     In February 1998, the Company issued 3.5 million shares of Common Stock in connection with the ExpressBill Companies' business combinations. Also in February 1998, 930,233 shares of the Company's Series B Convertible Preferred Stock were converted into an equal number of shares of Common Stock. As a result of these transactions, the number of shares of Common Stock outstanding increased by approximately 4.4 million shares, or 27%, to 21.1 million shares.

     From time to time, the Company has engaged and will continue to engage in acquisition discussions with health care information businesses and other companies complementary to its business. In the event the Company engages in such acquisitions in the future, its currently available capital resources may not be sufficient for such purposes and the Company may be required to incur additional indebtedness or issue additional capital stock, which could result in increased interest expense or dilution to existing investors.

     Based on current operations, anticipated capital needs to fund known expenditures and current acquisitions, the Company believes its available cash, cash flow from operations and the $50.0 million revolving credit facility will provide the capital resources necessary to meet its liquidity and cash flow requirements over the next 12 months, including the Company's current short-term obligations. The Company believes that present funding sources will provide the ability to meet long-term obligations as they mature. The Company's available cash is invested in interest bearing securities with maturities of up to 30 days.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits.

       10     Employment Agreement between the Company and Sheila H. Schweitzer
       27     Financial Data Schedule (for SEC use only).

(b)    Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on February 25, 1998 pursuant to
Item 5 thereof with the Commission to announce the execution of the definitive merger agreements with the ExpressBill Companies.

The Company filed a Current Report on Form 8-K on March 9, 1998 (as amended by Form 8-K/A, filed on May 5, 1998) pursuant to Item 2 thereof to report the closing of the business combinations with the ExpressBill Companies and to include certain financial statements of the ExpressBill Companies and the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ENVOY CORPORATION

Date:    May 12, 1998               By:  /s/ Fred C. Goad, Jr.
                                       ------------------------------------
                                       Fred C. Goad, Jr.
                                       Chairman and Co-Chief Executive Officer

Date:    May 12, 1998               By:  /s/ Kevin M. McNamara
                                       ------------------------------------
                                         Kevin M. McNamara
                                         Senior Vice President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                Name
-----------                ----
10                         Employment Agreement of Sheila H. Schweitzer
27                         Financial Data Schedule (for SEC use only)