Form 10-Q
period 1998-06-30
ENVOY CORP /TN/
filed 1998-08-14
CIK 932277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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


                   SHARES OUTSTANDING AS OF AUGUST 12, 1998:

                                   21,196,354


                                     CLASS:

                      COMMON STOCK, NO PAR VALUE PER SHARE

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ENVOY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    1998            1997
                                                                                  ---------      ------------
ASSETS
CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                                                  $  14,951       $   8,598
       ACCOUNTS RECEIVABLE - NET                                                     37,293          33,510
       INVENTORIES                                                                    2,018           2,585
       DEFERRED INCOME TAXES                                                          1,997           1,797
       OTHER                                                                          2,874           1,811
                                                                                  ---------       ---------
TOTAL CURRENT ASSETS                                                                 59,133          48,301
PROPERTY AND EQUIPMENT, NET                                                          19,405          19,508
OTHER ASSETS                                                                         68,982          69,714
                                                                                  ---------       ---------
TOTAL ASSETS                                                                      $ 147,520       $ 137,523
                                                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER
          CURRENT LIABILITIES                                                     $  34,881       $  30,011
       CURRENT PORTION OF LONG-TERM DEBT                                                 82             263
                                                                                  ---------       ---------
TOTAL CURRENT LIABILITIES                                                            34,963          30,274

LONG-TERM DEBT, LESS CURRENT PORTION                                                    588             527
OTHER NON-CURRENT LIABILITIES                                                         8,577           9,163
SHAREHOLDERS' EQUITY:
       PREFERRED STOCK -- No par value; authorized, 12,000,000 shares;
            issued 2,800,000 and 3,730,233 in 1998 and in 1997, respectively         41,300          55,021
       COMMON STOCK -- No par value; authorized, 48,000,000 shares;
            issued, 21,191,459 and 19,993,158 in 1998 and 1997,
            respectively                                                            125,767         114,652
       ADDITIONAL PAID-IN CAPITAL                                                     8,485           7,208
       RETAINED DEFICIT                                                             (72,160)        (79,322)
                                                                                  ---------       ---------
TOTAL SHAREHOLDERS' EQUITY                                                          103,392          97,559
                                                                                  ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 147,520       $ 137,523
                                                                                  =========       =========


     See accompanying notes to unaudited consolidated financial statements.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                            1998         1997         1998         1997
                                          --------     --------     --------     --------
REVENUES                                  $ 42,949     $ 32,169     $ 85,473     $ 62,932
OPERATING COSTS AND EXPENSES:
      COST OF REVENUES                      19,808       15,025       39,205       29,532
      SELLING, GENERAL AND
               ADMINISTRATIVE EXPENSES       9,067        7,758       19,285       15,518
      RESEARCH AND DEVELOPMENT
               EXPENSES                        651          521        1,273        1,236
      DEPRECIATION AND AMORTIZATION
               EXPENSES                      6,267        6,286       13,260       12,359
      WRITE OFF OF ACQUIRED IN-PROCESS
               TECHNOLOGY                        0            0            0        3,000
                                          --------     --------     --------     --------
OPERATING INCOME                             7,156        2,579       12,450        1,287
OTHER INCOME (EXPENSE):
      INTEREST INCOME                          205          485          333          937
      INTEREST EXPENSE                        (405)        (221)        (825)        (606)
                                          --------     --------     --------     --------
                                              (200)         264         (492)         331
                                          --------     --------     --------     --------
INCOME BEFORE INCOME TAXES                   6,956        2,843       11,958        1,618
INCOME TAX PROVISION                         4,170        1,923        6,914        2,662
                                          --------     --------     --------     --------
NET INCOME (LOSS)                         $  2,786     $    920     $  5,044     $ (1,044)
                                          ========     ========     ========     ========

NET INCOME (LOSS) PER COMMON SHARE
      BASIC                               $   0.13     $   0.05     $   0.24     $  (0.05)
                                          ========     ========     ========     ========
      DILUTED                             $   0.11     $   0.04     $   0.20     $  (0.05)
                                          ========     ========     ========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC                                 21,127       19,668       20,912       19,324
                                          ========     ========     ========     ========
      DILUTED                               25,296       24,482       25,169       19,324
                                          ========     ========     ========     ========



     See accompanying notes to unaudited consolidated financial statements.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               1998         1997
                                                             --------     --------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                      $ 19,741     $  8,854

INVESTING ACTIVITIES:
           PURCHASES OF PROPERTY AND EQUIPMENT                 (3,099)      (4,242)
           DECREASE IN OTHER ASSETS                              (121)      (2,029)
           PAYMENTS FOR BUSINESSES ACQUIRED LESS CASH
                ACQUIRED OF $550                               (9,419)      (4,000)
                                                             --------     --------
NET CASH USED IN INVESTING ACTIVITIES                         (12,639)     (10,271)

FINANCING ACTIVITIES:
           PROCEEDS FROM ISSUANCE OF COMMON
                STOCK                                           1,113          945
           CAPITAL DISTRIBUTIONS OF EXPRESSBILL COMPANIES        (318)        (350)
           PROCEEDS FROM SHORT-TERM AND LONG-TERM DEBT              0          880
           PAYMENTS ON SHORT-TERM AND LONG-TERM DEBT           (1,544)        (168)
                                                             --------     --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (749)       1,307
                                                             --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            6,353         (110)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                8,598       36,737
                                                             --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 14,951     $ 36,627
                                                             ========     ========


     See accompanying notes to unaudited consolidated financial statements.

                                ENVOY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998

A.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of ENVOY Corporation (the "Company" or "ENVOY") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

B.       POOLING WITH EXPRESSBILL COMPANIES

         On February 27, 1998, the Company completed business combinations with the three companies operating the ExpressBill patient statement processing and printing services businesses, for an aggregate of 3,500,000 shares of ENVOY Common Stock. Shareholders of XpiData, based in Scottsdale, Arizona, received 1,365,000 shares and shareholders of POS and its affiliated company, ARM, both of which are based in Toledo, Ohio, received an aggregate of 2,135,000 shares. The ExpressBill patient statement services include electronic data transmission and formatting, statement printing and mailing services for health care providers and practice management system vendors. These transactions have been accounted for as poolings of interests. Accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of the ExpressBill Companies. A reconciliation of previously reported revenues and earnings for the three- month and six-month periods ended June 30, 1997 appears below:


                                                      Three Months      Six Months
                                                          Ended           Ended
                                                        June 30,         June 30,
                                                          1997            1997
                                                      (in thousands,  (in thousands,
                                                          except         except
                                                     per share data)  per share data)
                                                     ---------------  ---------------
               Revenues:
                     ENVOY                              $ 26,416         $52,508
                     ExpressBill Companies                 5,753          10,424
                                                        --------         -------
                     Combined                           $ 32,169         $62,932
                                                        ========         =======

               Net income (loss):
                     ENVOY                              $   (165)        $(2,398)
                     ExpressBill Companies                 1,085           1,354
                                                        --------         -------
                     Combined                           $    920         $(1,044)
                                                        ========         =======

               Net income (loss) per common share:
                     ENVOY                              $  (0.01)        $ (0.15)
                     Combined                           $   0.04         $ (0.05)

C.    ACQUISITION

      On May 6, 1998, the Company acquired all the issued and outstanding capital stock of Synergy Health Care, Inc. ("Synergy"), which provides health care information products and services to participants in the health care market, for $10,200,000 in cash, including amounts paid to certain selling stockholders for noncompete agreements. The acquisition was accounted for under the purchase method of accounting, applying the provisions of APB Opinion No.
16. The financial statements for the three and six month periods ended
June 30, 1998, reflect the operations of Synergy for the period after the date of acquisition. The purchase price has been allocated based upon the Company's preliminary estimates, and actual allocations will be based on further studies and may change during the allocation period, generally one year following the date of acquisition.


D.    NET INCOME PER SHARE

      The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except for per share data):

                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                        1998        1997               1998        1997
                                                      --------     -------           --------    ---------
      Numerator:

        Numerator for basic and diluted
          earnings per share - net income (loss)
          available to common shares                  $  2,786     $   920           $ 5,044     $ (1,044)
                                                      ========     =======           ========    =========

      Denominator:

        Denominator for basic earnings per share -
          weighted average shares                       21,127      19,668             20,912       19,324

        Effect of dilutive securities:
          Employee stock options                         1,369       1,084              1,298          -  (1)
          Convertible preferred stock                    2,800       3,730              2,959          -  (1)
                                                      --------     -------            -------    ---------


        Denominator for diluted earnings per share -
          adjusted weighted average shares              25,296      24,482             25,169       19,324
                                                      ========     =======           ========    =========

     Basic net income (loss) per common share         $   0.13     $  0.05           $   0.24    $   (0.05)
                                                      ========     =======           ========    =========
     Diluted net income (loss) per common share       $   0.11     $  0.04           $   0.20    $   (0.05)
                                                      ========     =======           ========    =========

(1) Stock options to purchase 1,142,800 shares of Common Stock and Series B Convertible Preferred Stock (convertible in 3,730,233 shares of common stock) for the six months ended June 30, 1998 were the only securities issued which would have been included in the diluted earnings per share calculation for the six months ended June 30, 1998 had they not been antidilutive due to the net loss reported by the Company.

E.   EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. FASB Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The Company does not believe adoption of this pronouncement will have a material impact on the Company's results of operations, as comprehensive income is the same as net income for the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. There are many factors that may cause actual results to differ materially from those indicated by the forward-looking statements, including, among others, competitive pressures, changes in pricing policies, delays in product development, business conditions in the marketplace, general economic conditions and the various risk factors set forth in the Company's filings and other periodic reports filed with the Securities and Exchange Commission (the "Commission"). In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and plans of the Company will be achieved. The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements, including the notes thereto.

OVERVIEW

         The Company is a leading provider of EDI and transaction processing services to participants in the health care market, including pharmacies, physicians, hospitals, dentists, billing services, commercial insurance companies, managed care organizations, state and federal government agencies and others.

         On May 6, 1998, the Company acquired all the issued and outstanding capital stock of Synergy Health Care, Inc. ("Synergy"), which provides health care information products and services to participants in the health care market, for $10,200,000 in cash, including amounts paid to certain selling stockholders for noncompete agreements.

         On February 27, 1998, the Company completed business combinations with the ExpressBill Companies pursuant to separate agreements and plans of merger for an aggregate of 3.5 million shares of Common Stock. These combinations have been accounted for as poolings of interests, and the historical financial statements of the Company for all periods have been restated to include the accounts and results of operations of the ExpressBill Companies.

         The Company also has made several other acquisitions since the beginning of 1996, including the acquisitions of National Electronic Information Corporation ("NEIC") and several other businesses (collectively, the "1996 Acquired Businesses") and Healthcare Data Interchange Corporation ("HDIC") and Diverse Software Solutions, Inc. ("DSS") in 1997 (collectively, the "1997 Acquired Businesses"). The 1996 Acquired Businesses and the 1997 Acquired Businesses are collectively referred to herein as the "Acquired Businesses". These acquisitions were accounted for under the purchase method of accounting and, as a result, the Company has recorded the assets and liabilities of the Acquired Businesses at their estimated fair values, with the excess of the purchase price over these amounts being recorded as goodwill. In connection with the allocation of purchase price for these Acquired Businesses, valuations of all identified intangible assets of these Acquired Businesses were made. The intangible assets for certain of the Acquired Businesses included in-process technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use. Pursuant to applicable accounting pronouncements, the amounts of the purchase price allocated to these projects were expensed. As a result of the valuations in connection with certain of the Acquired Businesses, including NEIC, DSS and HDIC, the Company recorded write-offs for acquired in-process technology of $30.7 million in 1996 and $38.0 million in 1997. See "-- Acquired In-Process Technology." The financial statements for all periods reflect the operations of the Acquired Businesses, including Synergy, for the periods after their respective dates of acquisition.

         The Company's revenues principally have been derived from EDI and transaction processing services to the health care market which generally are paid for by the health care providers or third-party payors. Revenues generally are earned on a per transaction basis. In addition, total revenues include non-transaction based revenues. These revenues include maintenance, licensing and support activities, as well as the sale of ancillary software and hardware products and, in the case of the ExpressBill Companies, certain printing services.

         The Company's revenues generally are comprised of the following types of EDI and transaction processing services: (i) pharmacy EDI, (ii) medical and other EDI and (iii) patient statements. The table below shows the number of transactions processed by the Company for the periods presented:

                              Three Months Ended         Six Months Ended
                                   June 30,                   June 30,
                              1998         1997          1998         1997
                             -------      -------      -------      -------
                                (in thousands)            (in thousands)
Pharmacy EDI                 175,529      139,840      354,041      286,502
Medical and other EDI         68,899       49,363      140,546       95,527
Patient statements            38,855       23,167       72,491       42,713
                             -------      -------      -------      -------
Totals                       283,283      212,370      567,078      424,742
                             =======      =======      =======      =======


The transactions reflected above include the transactions of the Acquired Businesses from the date of acquisition, and include the transactions of the ExpressBill Companies for all periods.

         While pharmacy EDI transactions currently represent a majority of the Company's total transactions, the fees associated with these transactions are significantly less on a per transaction basis than those received for medical EDI and patient statement transactions. As a result, pharmacy EDI revenue constituted less than 16% of the Company's total revenues in the three month and six month periods ended June 30, 1998. For 1997, the pharmacy EDI business grew at less than half the rate experienced in the Company's other businesses based on the number of transactions processed. The Company believes the limited growth in the Company's pharmacy EDI revenues as compared to the Company's medical EDI and patient statement revenues primarily is the result of two factors. First, the acquisitions of the Acquired Businesses have contributed significantly to the growth of the medical EDI and patient statement business, and the Company has not made any acquisitions in the pharmacy EDI business. In addition, the Company believes that the growth in the pharmacy EDI business has not been as great as in the medical EDI and patient statement business because of the larger market penetration in the more mature pharmacy EDI business. As a result, the Company expects its pharmacy EDI business as presently conducted to represent a decreasing portion of the Company's total revenues in the future. As the mix of the Company's business changes, a decline in the growth rates associated with the Company's medical and other EDI and patient statement business could have a material adverse effect on the financial condition and operating results of the Company. There can be no assurance that the mix of the Company's business or growth rates will continue at their current level.

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

                                                                Three Months              Six Months
                                                                   Ended                     Ended
                                                                  June 30,                  June 30,
                                                             1998          1997         1998        1997
                                                            ----------------------------------------------
Revenues                                                     100.0%       100.0%       100.0%       100.0%
Cost of revenues                                              46.1         46.7         45.9         46.9
Selling, general and administrative expenses                  21.1         24.1         22.5         24.7
Research and development expenses                              1.5          1.6          1.5          2.0
Depreciation and amortization expenses                        14.6         19.6         15.5         19.6
Write-off of acquired in-process technology                      0            0            0          4.8
                                                             ---------------------------------------------
Operating income                                              16.7          8.0         14.6          2.0
Interest income                                                 .4          1.5          0.4          1.5
Interest expense                                               (.9)        (0.7)        (1.0)        (1.0)
                                                             ---------------------------------------------
Income from continuing operations before income taxes
         and loss in investee                                 16.2          8.8         14.0          2.5
Provision for income taxes                                     9.7          6.0          8.1          4.2
                                                             ---------------------------------------------
Income (loss) from continuing operations                       6.5%         2.8%         5.9%        (1.7)%
                                                             =============================================



THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED WITH THREE MONTHS ENDED
JUNE 30, 1997

         Revenues. Revenues for the quarter ended June 30, 1998 were $42.9 million compared to $32.2 million for the same period last year, an increase of $10.8 million or 33.5%. The increase in revenue is primarily the result of higher transaction volumes, which increased 33.4% in the three months ended June 30, 1998 compared to the same period in 1997. The increases were primarily the result of medical EDI and patient statement internal transaction growth, and, to a lesser extent, the acquisition of HDIC. Without the increased transaction volume from HDIC, transaction volumes would have increased 30.9% in the second quarter of 1998 compared to the same period in 1997.

         Cost of Revenues. Cost of revenues includes the cost of communications, computer operations, operating supplies, product development and customer support, as well as the cost of hardware sales and rebates to third parties for transaction processing volume. Cost of revenues in the second quarter of 1998 was $19.8 million compared to $15.0 million for the first quarter of 1997, an increase of $4.8 million or 32%. The dollar increase is attributable to the additional costs associated with the increased transaction volume and, to a lesser extent, increases in rebates paid to third parties in connection with medical EDI transactions. These third parties aggregate medical EDI transactions from health care providers, but require a clearinghouse (such as ENVOY) with direct connections to payors in order to complete the processing of the transactions. ENVOY typically receives revenue from payors on these transactions, and pays rebates based on volume to certain of these third parties as an inducement to use ENVOY as their clearinghouse for these transactions. The increase in rebates paid to third parties was approximately $227,000 and primarily results from an increase in the volume of claims received from certain large third party vendors and claims clearinghouses. If the mix of revenues continues to shift toward larger vendors and claims clearinghouses, the Company expects rebates to represent an increasing portion of its costs of revenues. As a percentage of revenues, cost of revenues continued to improve to 46.1% in the second quarter of 1998 compared to 46.7% in the second quarter of 1997. The improvement is primarily attributable to the Company's ability to spread certain fixed costs of revenue over a larger base of revenues.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing, finance, accounting and administrative costs. Selling, general and administrative expenses for the three months ended June 30, 1998 were $9.1 million compared to $7.8 million in the same period in 1997, an increase of 16.9%. As a percentage of revenues, however, selling, general and administrative expenses were 21.1% for the second quarter of 1998 compared to 24.1% for the second quarter of 1997. The improvement is attributable to the Company's ability to spread its infrastructure costs over a larger base of revenues.

         Research and Development Expenses. Expenses related to research and development of new products are expensed as incurred until technological feasibility is established for the product. Thereafter, all development costs are capitalized until the products are available for general use by customers. Research and development expenses for the three months ended June 30, 1998 were $651,000 compared to $521,000 for the comparable period in 1997.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses relate primarily to host computers, communications equipment and goodwill and identifiable intangible assets related to acquisitions. Depreciation and amortization expense for the second quarter of 1998 was $6.3 million, unchanged from the comparable period in 1997. At June 30, 1998, the

Company had net goodwill of $32.5 million remaining to be amortized over periods of three to 15 years following the acquisitions. In addition, the Company had net identifiable intangible assets of $22.0 million remaining to be amortized over two to nine year periods, as applicable.

         Net Interest Income (Expense). The Company recorded net interest expense of $200,000 for the three months ended June 30, 1998 compared to net interest income of $264,000 for the second quarter in 1997. Interest income decreased to $205,000 in the second quarter of 1998 from $485,000 in the second quarter of 1997. In August 1997, the Company acquired HDIC for approximately $36.4 million in cash and the assumption of certain liabilities associated with unfavorable contracts. Following this acquisition, the Company had less cash available for investment, accounting for the reduction in interest income in 1998. Interest expense increased to $405,000 in the second quarter of 1998 from $221,000 in the second quarter of 1997. Interest expense in the second quarter of 1998 resulted primarily from interest expense that is required to be imputed in order to account for certain unfavorable contracts assumed in the HDIC acquisition. Interest expense in the three months ended June 30, 1997 resulted primarily from the Company's $10.0 million 9% convertible subordinated notes issued in June 1995 (the "Convertible Notes"). In a series of transactions completed during 1996 and 1997, all of the Convertible Notes were converted into shares of Common Stock and, therefore, were not outstanding during the three months ended June 30, 1998.

         Income Tax Provision. The Company's income tax provision for the second quarter of 1998 was $4.2 million compared to $1.9 million for the comparable period in 1997. Income tax expense recorded is based on estimated taxable income. Amortization of certain goodwill and identifiable intangible assets is not deductible for income tax purposes.

SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

         Revenues. Revenues for the six month period ended June 30, 1998 were $85.5 million compared to $62.9 million for the same period in the prior year, an increase of $22.5 million or 35.8%. The increase in revenue is primarily the result of higher transaction volumes, which increased 33.5% in the six months ended June 30, 1998 compared to the same period in 1997. The increases were primarily the result of medical EDI and patient statement internal transaction growth, and, to a lesser extent, the acquisition of HDIC. Without the increased transaction volume from HDIC, transaction volumes would have increased 29.9% in the six months ended June 30, 1998 compared to the same period in 1997.

         Cost of Revenue. Cost of revenues for the six-month period ended June 30, 1998 was $39.2 million compared to $29.5 for the six-month period ended June 30, 1997. The dollar increase is attributable to the additional costs associated with the increased transaction volume and increases in rebates paid to third parties in connection with medical EDI transactions. The increase in rebates paid to third parties was approximately $1.8 million and results primarily from an increase in the volume of claims received from certain large third party vendors and claims clearinghouses. As a percentage of revenues, cost of revenues improved to 45.9% for the six-month period ended June 30, 1998 compared to 46.9% in the same period last year. The improvement is primarily attributable to the Company's ability to spread certain fixed costs of revenue over a larger base of revenues.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six-month period ended June 30, 1998 were $19.3 million compared with $15.5 million for the same period last year, an increase of $3.8 million or 24.3%. The dollar increase is a result of the inclusion of the Acquired Businesses following the date of acquisition and the required infrastructure to support the larger base of revenues. As a percentage of revenues, selling, general and administrative expenses were 22.5% for the six-month period ended June 30, 1998 compared with 24.7% in the same period last year. The improvement as a percentage of revenue is a result of a larger revenue base to support these expenses, as well as the elimination of certain duplicative costs realized in connection with the Acquired Businesses following the date of acquisition. Transaction costs related to the business combinations with the ExpressBill Companies totaled $780,000 in the six months ended June 30, 1998 and consisted of approximately $500,000 in legal and accounting fees, $200,000 for financial advisory services and $80,000 in filing fees and other transaction costs. These amounts are included in selling, general and administrative expenses. Excluding these transaction costs, selling, general and administrative expenses as a percentage of revenues for the first six months of 1998 would have been 21.6%.

         Research and Development Expenses. Research and development expenses for the six months ended June 30, 1998 were $1.3 million compared to $1.2 million for the first six months of 1997.

         Depreciation and Amortization. Depreciation and amortization expenses for the six-month period ended June 30, 1998 were $13.3 million compared to $12.4 million for the comparable period in 1997. The increase primarily resulted from a full six-month period of amortization of goodwill and other intangibles in 1998 related to the 1997 Acquired Businesses.

         Write-off of Acquired In-Process Technology. The Company incurred a one-time write-off of acquired in-process technology of $3.0 million in connection with the March 1997 acquisition of DSS. This amount represents an allocation of the purchase price to the projects that consisted primarily of the development of additional interfaces and functionality for DSS service offerings. Such amount was charged to expense because the projects related to research and development that had not reached technological feasibility and for which there was no alternative future use. See "--Acquired In-Process Technology."

         Net Interest Income (Expense). The Company recorded net interest expense of $492,000 for the six-month period ended June 30, 1998 compared to net interest income of $331,000 in the comparable period in 1997. Interest income decreased to $333,000 in the six months ended June 30, 1998 from $937,000 in the same period of 1997. In August 1997, the Company acquired HDIC for approximately $36.4 million in cash and the assumption of certain liabilities associated with unfavorable contracts. Following this acquisition, the Company had less cash available for investment, accounting for the reduction in interest income in 1998. Interest expense increased to $825,000 in the six months ended June 30, 1998 from $606,000 in the same period of 1997. Interest expense in 1998 resulted primarily from interest expense that is required to be imputed in order to account for certain unfavorable contracts assumed in the HDIC acquisition. Interest expense in the six months ended June 30, 1997 resulted primarily from the Convertible Notes.

         Income Tax Provision. The Company's income tax provision for the six-month period ended June 30, 1998 was $6.9 million compared to $2.7 million in the comparable period in 1997. Income tax expense recorded is based upon estimated taxable income. Amortization of certain goodwill and identifiable intangibles are not deductible for income tax purposes.

ACQUIRED IN-PROCESS TECHNOLOGY

         In connection with the purchases of certain of the Acquired Businesses, including NEIC, DSS and HDIC, the Company made allocations of the purchase price to acquired in-process technology totaling $30.7 million in 1996 and $38.0 million in 1997. These amounts were expensed as non-recurring charges on the respective acquisition dates of the Acquired Businesses because the acquired in-process technology had not yet reached technological feasibility and had no future alternative uses. Since the respective dates of acquisition, the Company has used the acquired in-process technology to develop new health care EDI and transaction processing product and service offerings, which have or will become part of the Company's suite of products when completed. Products using the acquired in-process technology have been introduced at various times following the respective acquisition dates of the Acquired Businesses, and the Company currently expects to complete the development of the remaining projects at various dates during 1998 and 1999. Upon completion, the Company offers the related products and services to its customers.

         The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that the product or service can be produced to meet its design requirements, including functions, features and technical performance requirements. The Company currently expects that the acquired in-process technology will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved. Furthermore, future developments in the health care EDI and transaction processing industry, changes in EDI and transaction processing technology, changes in other product and service offerings or other developments may cause the Company to alter or abandon these plans.

         The fair value for the in-process technology in each acquisition was based on analysis of the markets, projected cash flows and risks associated with achieving such projected cash flows. In developing these cash flow projections, revenues were forecasted based on relevant factors, including aggregate revenue growth rates for the business as a whole, individual service offering revenues, characteristics of the potential market for the service offerings and the anticipated life of the underlying technology. Operating expenses and resulting profit margins were forecasted based on the characteristics and cash flow generating potential of the acquired in-process technology, and included assumptions that certain expenses would decline over time as operating efficiencies were obtained. Appropriate adjustments were made to operating income to derive net cash flow, and the estimated net cash flows of the in-process technologies in each acquisition were then discounted to present value using rates of return that the Company believes reflect the specific risk/return characteristics of these research and development projects. The selection of discount rates for application in each acquisition were based on the consideration of: (i) the weighted average cost of capital ("WACC"), which measures a company's cost of debt and equity financing weighted by the percentage of debt and percentage of equity in its target capital structure;
(ii) the corresponding weighted average return on assets ("WARA") which measures the after-tax return required on the assets employed in the business weighted by each asset group's percentage of the total asset portfolio; and (iii) venture capital required rates of return which typically relate to equity financing for relatively high-risk business or business projects.

         Failure to complete the development of these projects in their entirety, or in a timely manner, could have a material adverse impact on the Company's operating results, financial condition and results of operations. No assurance can be given that actual revenues and operating profit attributable to acquired in-process technology will not deviate from the projections used to value such technology in connection with each of the respective acquisitions. Ongoing operations and financial results for acquired businesses and the Company as a whole are subject to a variety of factors which may not have been known or estimable at the date of such acquisition, and the estimates discussed below should not be considered the Company's current projections for operating results for the acquired businesses or the Company as a whole.

         A description of the acquired in-process technology and the estimates made by the Company for each of NEIC, DSS and HDIC is set forth below.

         NEIC

         The in-process technology acquired in the NEIC acquisition consisted of five significant research and development projects. These projects were all aimed at facilitating the ease of participation of healthcare providers into clearinghouse technologies and ensuring compliance with regulatory and other industry standards. After acquiring NEIC, the Company continued the development of these in-process projects, all of which the Company estimates were less than 10% complete at the date of acquisition. The aggregate value assigned to the NEIC in-process technology was $30.0 million. A brief description of the five in-process projects is set forth below:

         - UniClaim. This product is a PC based claims processing system that extracts Health Care Financing Administration 1500 claim formats from practice management systems ("PMS"), performs edits and transports the file to a host system where EDI formatting is completed for delivery to payors. This project was completed in the second quarter of 1996. The value assigned to this in-process technology was $4.4 million.

         - GTEDS. This product is a computerized system for the collection, validation and distribution of claims from various sources to claims receivers. The project was completed in the fourth quarter of 1996. The value assigned to the GTEDS in-process technology was $21.5 million.

         - On-Line. This product is an application that performs "screen scraping" (i.e., it captures data from a screen presentation and creates an American National Standards Institute 270 eligibility request.) This project was completed during the second quarter of 1998. The value assigned to this in-process technology was $1.2 million.

         - SmartPost. This product is an application to populate a physician PMS with remittance data for automatic posting to the PMS. In the first quarter of 1997, the Company completed the acquisition of DSS, which already had a Receivables Management product that included substantially the same functionality as the SmartPost product, and determined to abandon further development of SmartPost. The value assigned to this in-process technology was $2.5 million.

         - Expect. This product is an application for screen scraping at payor locations. In the first quarter of 1997, the Company identified an existing software application with the same capabilities as Expect, and made a decision to license that software and abandon the Expect project. The value assigned to this in-process technology was $400,000.

At the time of the valuation, the expected costs to complete all such projects were $2.2 million. As of March 1998, approximately $1.8 million had been incurred for these projects, and there were no additional expected costs to complete the research and development projects acquired from NEIC.

         Revenue attributable to NEIC's in-process technology was assumed to increase in the first three years of the six year projection period at annual rates ranging from 43% to 10%, decreasing over the remaining years at rates ranging from 36% to 4% as other products are released in the marketplace. Projected annual revenue ranged from approximately $29.3 million to $70.6 million over the term of the projections. These projections were based on aggregate revenue growth rates for the business as a whole, individual product revenues, giving consideration to transaction volumes and prices, anticipated growth rates for the electronic claims market, anticipated product development and product introduction cycles, electronic claims cycles and the estimated life of the underlying technology. Projected revenues from the in-process technology were assumed to peak in 1998 and decline from 1999 to 2001 as other new products are expected to enter the market.

         Gross profit was assumed to increase in the first three years of the projection period at annual rates ranging from 44% to 11%, decreasing over the remaining years at rates ranging from 37% to 6%, resulting in incremental annual gross profits of approximately $23.7 million to $59.4 million. The gross profit projections assumed a growth rate approximately the same as the revenue growth rate.

         Operating profit was assumed to increase in the first four years of the projection period at annual rates of 105% to 2%, and decrease over the remaining years at 33% annually, resulting in incremental annual operating profits of approximately $7.4 million to $24.8 million. Operating profit is projected to increase at a faster rate than revenues in the earlier years of the projection primarily because all product developments costs were assumed to be incurred in the first two years, reducing operating expenses as a percentage of revenue after the second year.

         The Company used a 25% discount rate for valuing in-process technology acquired in the NEIC acquisition, which the Company believes reflected the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion.

DSS

         The in-process technology acquired in the DSS acquisition consisted primarily of projects related to DSS's Receivables Management product line and four peripheral products expected to be used as add-on features to the Receivables Management product. DSS's Receivables Management product line works with existing hospital information system ("HIS") and PMS software and provides claims and receivables management, including billings, collections and cash applications, among other functions. At the time of acquisition, DSS was selling versions of the Receivables Management product to work with certain HIS and PMS products; however, the Company noted that there was still substantial development work required in order to complete versions which were adapted to other major HIS and PMS products. After acquiring DSS, the Company continued development of the Receivables Management product and the four associated add-on features, all of which the Company estimates were less than 10% complete at the date of acquisition. These development efforts included planning, modifying existing designs, coding and testing of the resulting products. The aggregate value assigned to the DSS in-process technology was $3.0 million. Since each of these projects were to be incorporated into the DSS product line, the cash flow projections prepared for valuation purposes treated all of these projects as a single unit and, therefore, the individual projects were not separately valued. A brief description of each of the four add-on features is set forth below:

         - Materials Management. This product incorporates certain customized features into licensed software to allow for online transaction processing of inventory data. This project was completed during the third quarter of 1997.

         - Billing and 72 Hour Compliance. This product processes all emergency room billings and collections, in addition to tracking patients throughout the emergency/casualty process. This project was completed during the first quarter of 1998.

         - Registration. This product facilitates access to patient records, as well as providing basic patient information to payors. The Company estimates that this project was approximately 25% complete as of June 30, 1998, and currently anticipates that this project will be completed during the fourth quarter of 1998.

         - Collections. This product assists the health care provider's HIS or PMS system in the management of receivables. In the fourth quarter of 1997, management placed further development of this project on hold while it evaluates alternative technologies and development strategies. At the time that the project was placed on hold, the Company estimates that this project was approximately 50% complete.

At the time of the valuation, the expected costs to complete all such projects totaled $200,000. Approximately $150,000 had been incurred for these projects through June 30, 1998, and the Company estimates that approximately $50,000 will be required to complete the remaining research and development projects.

         Revenue attributable to DSS's in-process technology was forecasted through 2004. Over this time period, the Company expects to realize increases in the in-process technology's revenues from: (i) an expected penetration of the Company's customer base; (ii) sales of new versions of the Receivables Management product to existing DSS customers; and (iii) sales from the development of additional "add-on" features to both the Company's and DSS's customers. Revenue for the in-process technology was assumed to increase in the first four years of the projection period at rates ranging from 38% to 15%, decreasing over the remaining years at rates ranging from 40% to 5% as other products are released in the marketplace. Projected annual revenue ranged from approximately $1.9 million to $5.2 million over the term of the projections. These projections were based on anticipated penetration of the Company's existing customer base, sales of new versions of the Receivables Management product to existing DSS customers, and sales from the development of additional "add-on" products to both the Company's and DSS's customers, taking into account projected product development and introduction schedules, product sales cycles and the estimated life of the product technologies. Projected revenues from the in-process technology were assumed to peak in 2000 and decline from 2001 to 2004 as other new products are expected to enter the market.

         Gross profit was assumed to increase in the first four years of the projection period at annual rates ranging from 38% to 15%, decreasing over the remaining years at rates ranging from 40% to 5%, resulting in incremental annual gross profits of approximately $1.6 million to $4.4 million. The gross profit projections assumed a growth rate approximately the same as the revenue growth rate.

         Operating profit was assumed to increase in the first four years of the projection period at annual rates of 94% to 15%, and decrease over the remaining years at rates ranging from 40% to 5%, resulting in incremental annual operating profits of approximately $450,000 to $1.7 million. Operating profit is projected to increase at a faster rate than revenues in the second year primarily because all product developments costs were assumed to be incurred in the first year, reducing operating expenses as a percentage of revenue after the first year.

         The Company used a 20% discount rate for valuing in-process technology acquired in the DSS acquisition, which the Company believes reflected the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion.

         HDIC

         The in-process technology acquired in the HDIC acquisition consisted of seven significant research and development projects associated with HDIC's product line. At the time of acquisition, HDIC had developed on-line, real-time claims transaction technology which permitted Aetna U.S. Healthcare, Inc. ("AUSHC") to receive real-time EDI transactions, and was in the process of developing new transaction sets which would allow health care providers to submit additional health care transactions electronically. After acquiring HDIC, the Company modified the Company's existing front-end transaction platforms to accommodate HDIC's technology and continued the development of seven in-process projects, all of which the Company estimates were less than 10% complete at the date of acquisition. The Company believes that the resulting technology has given, and will continue to give, the Company a competitive advantage in the marketplace by significantly enhancing the Company's existing EDI and transaction processing capabilities with additional transaction sets. The aggregate value assigned to HDIC's in-process technology was $35.0 million. Since each of these projects were to be incorporated into the HDIC project line, the cash flow projections prepared for valuation purposes treated all these projects as a single unit and, therefore, the individual projects were not separately valued. A brief description of each of the seven in-process projects is set forth below:

         - Real-time referrals. This product is designed to allow batch or on-line real-time transaction processing for referral authorization and the ability to receive or confirm acknowledgment through the Company's network that a valid referral is on file with the primary care provider ("PCP"). This project was completed during the second quarter of 1998.

         - Vision claims. This product is designed to provide the capability for health care providers to submit vision claims and vision related information electronically. The Company estimates that the project was approximately 75% complete as of June 30, 1998, and currently anticipates that this project will be completed during the third quarter of 1998.

         - Lab utilization/results. This product is designed to allow electronic transmission of lab testing requests and reporting of lab results. The Company estimates that the project was approximately 90% complete as of June 30, 1998, and currently anticipates that this project will be completed during the third quarter of 1998.

         - Provider directories. This product is designed to allow for the maintenance of reference information related to health care providers and provider networks. The Company estimates that the project was approximately 75% complete as of June 30, 1998, and currently anticipates that this project will be completed in the fourth quarter of 1998.

         - Real-time encounters/claims. This product is designed to allow batch or on-line real-time transaction processing for the transmission of encounter data from the PCP or a capitated specialist to the insurer, and the subsequent acknowledgment of receipt. The Company estimates that the project was approximately 50% complete as of June 30, 1998, and currently anticipates that this project will be completed during the first quarter of 1999.

         - Electronic pre-certifications. This product is designed to allow batch or real-time batch transaction processing for the request and authorization to perform non-capitated procedures or hospital admissions. This transaction is initiated from the PCP, specialist hospital or other delivery system. The Company estimates that the project was approximately 10% complete as of June 30, 1998, and currently anticipates that this project will be completed during the second quarter of 1999.

         - Rosters through the Internet. This product is designed to use the Internet as a means to deliver to health care providers managed care program eligibility status and capitated payment information. The Company estimates that the project was approximately 55% complete as of June 30, 1998, and currently anticipates that this project will be completed during the third quarter of 1999.

At the time of the valuation, the expected costs to complete all such projects totaled $1.8 million. Approximately $400,000 has been incurred for these projects through June 30, 1998 in completing these projects, and the Company estimates that approximately $1.8 million will be required to complete the remaining research and development projects.

         Revenue attributable to HDIC's in-process technology was assumed to increase in the first three years of the six year projection period at rates ranging from 56% to 7%, decreasing over the remaining years at rates ranging from 54% to 4% as other products are released in the marketplace. Projected annual revenue ranged from approximately $11.2 million to $48.2 million over the term of the projections. These projections were based on increased transaction volume through existing and new customer channels, increased fees per transaction, anticipated growth rates for the electronic claims market, anticipated product development and product introduction cycles, electronic claims cycles and the estimated life of the underlying technology. In addition, these projections also took into account the expected effects that completing the in-process technology would have in reducing volume constraints which the Company believes resulted in underutilization of the HDIC technology. Projected revenues from the in-process technology were assumed to peak in 2000 and decline from 2001 to 2003 as other new products are expected to enter the market.

         Gross profit was assumed to increase in the first three years of the projection period at rates ranging from 55% to 7%, decreasing over the remaining years at rates ranging from 57% to 10%, resulting in incremental annual gross profits of approximately

$7.5 million to $36.5 million. The gross profit projections assumed a growth rate approximately the same as the revenue growth rate.

         Operating profit was assumed to increase in the second year of the projection period at a rate of 75%, remain unchanged in the third year, and decrease over the remaining years at rates ranging from 58% to 12%, resulting in incremental annual operating profits of approximately $5.2 million to $26.1 million. Operating profit is projected to increase at a faster rate than revenues in the second year because all product development costs were assumed to be incurred in the first year, reducing operating expenses as a percentage of revenue in the second year.

         The Company used a 30% discount rate for valuing the in-process technology acquired from HDIC, which the Company believes reflected the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred operating losses in recent years primarily as a result of the write-off of acquired in-process technology related to the Acquired Businesses, together with substantial non-cash depreciation and amortization charges. During the six months ended June 30, 1998, however, operations generated positive cash flows of $19.7 million compared to $8.9 million for the six months ended June 30, 1997.

         Investing activities consist primarily of payments for acquired businesses and purchases of property and equipment. Investing activities used cash of $12.6 million in the six months ended June 30, 1998 and used cash of $10.3 million in the six months ended June 30, 1997.

         Financing activities consist primarily of proceeds from the issuance of capital stock, and proceeds from and payments on debt. Financing activities used cash of $749,000 in the six months ended June 30, 1998 and provided $1.3 million of cash in the six months ended June 30, 1997.

         On May 6, 1998, the Company completed the acquisition of Synergy for $10.2 million in cash. Following this acquisition and as of June 30, 1998, the Company had available cash and cash equivalents of approximately $15.0 million.

         The Company purchases additional computer hardware and software products from time to time as required to support the Company's business. The Company incurred capital expenditures of $3.0 million and $4.2 million for the six month periods ended June 30, 1998 and 1997, respectively, primarily for computer hardware and software products. The Company currently estimates that total capital expenditures for 1998 will be approximately $8 to $9 million.

         The Company is expensing as incurred all costs associated with system changes related to its Year 2000 compliance project. The Company estimates that the total cost of the Year 2000 expenses will be approximately $4.0 million, of which approximately $2.5 million will be incurred during 1998. These costs are being funded with available cash.

         At June 30, 1998, the Company had no amounts outstanding under its $50 million revolving credit facility. Any future borrowings made under the credit facility would bear interest at a rate equal to the Base Rate (as defined in the credit facility) or an index tied to LIBOR. Any future borrowings under the credit facility would be due and payable in full on June 30, 2000. The credit facility contains financial covenants applicable to the Company and its subsidiaries, including ratios of debt to capital, annualized EBITDA to annualized interest expense and certain other financial covenants customarily included in a credit facility of this type. The Company and its subsidiaries also are subject to certain restrictions relating to payment of dividends to shareholders of the Company, acquisitions, incurrence of debt and other restrictive provisions; however, there are no restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of dividends, loans or advances. The credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

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

         Based on current operations, anticipated capital needs to fund known expenditures and current acquisitions, the Company believes its available cash, cash flow from operations and the $50.0 million revolving credit facility will provide the capital resources necessary to meet its liquidity and cash flow requirements over the next 12 months, including the Company's current short-term obligations. The Company believes that present funding sources will provide the ability to meet long-term obligations as they mature. As of June 30, 1998, the Company's long-term obligations totaled $9.2 million and consisted of $588,000 in long-term debt net of current portion, and $8.6 million in long-term obligations related to unfavorable contracts assumed in connection with the HDIC acquisition. Such amounts relate primarily to the Company's obligations under the AUSHC services agreement to assume a portion of the transaction processing fees related to certain secondary Medicare transactions, and existing agreements assumed by the Company with several businesses that served as claims clearinghouses for AUSHC prior to the HDIC acquisition. The Company's available cash is invested in interest bearing securities with maturities of up to 30 days.

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

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on June 4, 1998 (the "Annual Meeting"). The shareholders of the Company voted as follows on the two agenda items considered at the Annual Meeting:

(a) to elect two (2) Class III Directors, Fred C. Goad, Jr. and Kevin M. McNamara, for three-year terms or until their successors are duly elected and qualified. The following table sets forth the number of votes cast for, against and abstained with respect to each of the nominees.


     NOMINEE                    FOR             AGAINST             ABSTAINED
--------------------------------------------------------------------------------
Fred C. Goad, Jr.            19,158,830            0                 153,775
Kevin M. McNamara            19,158,995            0                 153,610

(b) to ratify, confirm and approve the ENVOY Corporation 1998 Stock Incentive Plan. There were 16,294,073 votes cast for such proposal, 1,296,941 votes cast against such proposal and 14,249 abstaining with respect to such proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         10     Employment Agreement between the Company and Gregory T. Stevens

         27     Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K.

The Company filed a Current Report on Form 8-K/A on May 5, 1998 pursuant to Item 7(b) thereof with the Securities and Exchange Commission (the "Commission") to amend an earlier Form 8-K filed on March 9, 1998. The amendment was filed for the purpose of including certain financial information, which was omitted in the Form 8-K originally filed, required to be filed as a result of the business combinations with the ExpressBill Companies.

The Company filed a Current Report on Forms 8-K on July 2, 1998 pursuant to Item 7(c) thereof with the Commission to file a material contract under Rule 601(b)(10) of Regulation S-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ENVOY CORPORATION



Date: August  12, 1998               By: /s/ Fred C. Goad, Jr.
             -----                       ---------------------------------------
                                         Fred C. Goad, Jr.
                                         Chairman and Co-Chief Executive Officer



                                     By: /s/ Kevin M. McNamara
                                         ---------------------------------------
                                         Kevin M. McNamara
                                         Senior Vice President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

   EXHIBIT NO.               NAME
   -----------               ----
       10                    Employment Agreement between the Company and
                             Gregory T. Stevens

       27                    Financial Data Schedule (for SEC use only)