Form 10-Q
period 1998-09-30
ENVOY CORP /TN/
filed 1998-11-16
CIK 932277

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                   SHARES OUTSTANDING AS OF NOVEMBER 9, 1998:

                                   21,559,504

                                     CLASS:

                      COMMON STOCK, NO PAR VALUE PER SHARE

                         PART I -- FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                                ENVOY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                   1998           1997
                                                                                 ---------      ---------
ASSETS
CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                                                 $  22,095      $   8,598
       ACCOUNTS RECEIVABLE - NET                                                    44,429         33,510
       INVENTORIES                                                                   2,225          2,585
       DEFERRED INCOME TAXES                                                         1,369          1,797
       OTHER                                                                         2,628          1,811
                                                                                 ---------      ---------
TOTAL CURRENT ASSETS                                                                72,746         48,301
PROPERTY AND EQUIPMENT, NET                                                         18,898         19,508
OTHER ASSETS                                                                        87,406         98,816
                                                                                 ---------      ---------
TOTAL ASSETS                                                                     $ 179,050      $ 166,625
                                                                                 =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER
          CURRENT LIABILITIES                                                    $  39,441      $  30,011
       CURRENT PORTION OF LONG-TERM DEBT                                                84            263
                                                                                 ---------      ---------
TOTAL CURRENT LIABILITIES                                                           39,525         30,274

LONG-TERM DEBT, LESS CURRENT PORTION                                                   561            527
OTHER NON-CURRENT LIABILITIES                                                        8,558          9,163
DEFERRED INCOME TAXES                                                                  573          1,579
SHAREHOLDERS' EQUITY:
       PREFERRED STOCK -- No par value; authorized, 12,000,000 shares;
            issued 2,800,000 and 3,730,233 in 1998 and in 1997, respectively        41,300         55,021
       COMMON STOCK -- No par value; authorized, 48,000,000 shares;
            issued, 21,559,504 and 20,075,822 in 1998 and 1997,
            respectively                                                           126,773        114,652
       ADDITIONAL PAID-IN CAPITAL                                                    8,485          7,208
       RETAINED DEFICIT                                                            (46,725)       (51,799)
                                                                                 ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                         129,833        125,082
                                                                                 ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 179,050      $ 166,625
                                                                                 =========      =========

     See accompanying notes to unaudited consolidated financial statements.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                             1998          1997           1998          1997
                                           --------      --------      ---------      --------
REVENUES                                   $ 47,290      $ 34,693      $ 132,763      $ 97,625
OPERATING COSTS AND EXPENSES:
      COST OF REVENUES                       19,669        16,321         58,875        45,852
      SELLING, GENERAL AND
               ADMINISTRATIVE EXPENSES       10,443         7,657         29,728        23,175
      RESEARCH AND DEVELOPMENT
               EXPENSES                         690           452          1,963         1,689
      DEPRECIATION AND AMORTIZATION
               EXPENSES                       8,890         8,938         26,948        25,013
      WRITE OFF OF ACQUIRED IN-PROCESS
               TECHNOLOGY                         0         6,000              0         6,600
                                           --------      --------      ---------      --------
OPERATING INCOME (LOSS)                       7,598        (4,675)        15,249        (4,704)
OTHER INCOME (EXPENSE):
      INTEREST INCOME                           256           282            589         1,219
      INTEREST EXPENSE                         (401)         (470)        (1,226)       (1,076)
                                           --------      --------      ---------      --------
                                               (145)         (188)          (637)          143
                                           --------      --------      ---------      --------
INCOME (LOSS) BEFORE INCOME TAXES             7,453        (4,863)        14,612        (4,561)
INCOME TAX PROVISION (BENEFIT)                5,180          (228)        11,653         3,327
                                           --------      --------      ---------      --------
NET INCOME (LOSS)                          $  2,273      $ (4,635)     $   2,959      $ (7,888)
                                           ========      ========      =========      ========

NET INCOME (LOSS) PER COMMON SHARE
      BASIC                                $   0.11      $  (0.23)     $    0.14      $  (0.40)
                                           ========      ========      =========      ========
      DILUTED                              $   0.09      $  (0.23)     $    0.12      $  (0.40)
                                           ========      ========      =========      ========
WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC                                  21,316        20,014         21,048        19,556
                                           ========      ========      =========      ========
      DILUTED                                25,315        20,014         25,029        19,556
                                           ========      ========      =========      ========



     See accompanying notes to unaudited consolidated financial statements.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                1998          1997
                                                              --------      --------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                       $ 27,236      $ 16,504

INVESTING ACTIVITIES:
           PURCHASES OF PROPERTY AND EQUIPMENT                  (4,360)       (6,903)
           INCREASE IN OTHER ASSETS                               (162)       (3,294)
           PAYMENTS FOR BUSINESSES ACQUIRED LESS CASH
                ACQUIRED OF $550 IN 1998                        (9,419)      (40,412)
                                                              --------      --------
NET CASH USED IN INVESTING ACTIVITIES                          (13,941)      (50,609)

FINANCING ACTIVITIES:
           PROCEEDS FROM ISSUANCE OF COMMON
                STOCK                                            2,119         1,813
           CAPITAL DISTRIBUTIONS OF EXPRESSBILL COMPANIES         (318)         (779)
           PROCEEDS FROM SHORT-TERM AND LONG-TERM DEBT               0           880
           PAYMENTS ON SHORT-TERM AND LONG-TERM DEBT            (1,599)         (718)
                                                              --------      --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          202         1,196
                                                              --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            13,497       (32,909)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 8,598        36,737
                                                              --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 22,095      $  3,828
                                                              ========      ========




     See accompanying notes to unaudited consolidated financial statements.

                               ENVOY CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

A. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of ENVOY Corporation (the "Company" or "ENVOY") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     As more fully discussed in Note C, on February 27, 1998, the Company completed business combinations with Professional Office Services, Inc. ("POS"), XpiData, Inc. ("XpiData") and Automated Revenue Management, Inc. ("ARM") (collectively referred to as the "ExpressBill Companies"). These transactions have been accounted for as poolings of interests and the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of the ExpressBill Companies.

     These financial statements, footnote disclosures and other information should be read in conjunction with the audited financial statements and the accompanying notes thereto in the Company's Current Report on Form 8- K/A No. 2, filed on November 16, 1998.

B. RESTATEMENT OF FINANCIAL STATEMENTS

     The management of the Company and the staff of the Securities and Exchange Commission (the "Commission") have had discussions with respect to the methods used to value acquired in-process technology recorded and written off at the date of acquisition. As a result of these discussions, the Company has modified the methods used to value acquired in-process technology in connection with the Company's 1996 acquisition of National Electronic Information Corporation ("NEIC") and 1997 acquisitions of Healthcare Data Interchange Corporation ("HDIC") and Diverse Software Solutions ("DSS"). Initial calculations of value of the acquired in-process technology were based on the cost required to complete each project, the after-tax cash flows attributable to each project, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of each project. Revised calculations of the value of the acquired in-process technology are based on adjusted after-tax cash flows that give explicit consideration to the Staff's views on in-process research and development as set forth in its September 15, 1998 letter to the American Institute of Certified Public Accountants and the Staff's comments for the Company to consider (i) the stage of completion of the in-process technology at the dates of acquisition, (ii) contributions of the Company's own distinct and unique proprietary advantages, and (iii) the estimated total project costs of the in-process research and development in arriving at the valuation amount. As a result of this modification, the Company has decreased the amount of the purchase price allocated to acquired in-process technology in the NEIC acquisition from $30 million to $8 million, in the HDIC acquisition from $35 million to $6 million, and in the DSS acquisition from $3 million to $600,000. As a result, the Company increased other intangibles by $5 million (for a customer contract) and goodwill by $48.4 million.

     The changes related to acquired in-process technology are reflected in the accompanying financial statements. These changes reduced the amounts reported for net income for the three month period ended September 30, 1998 by $2,172,000, or $0.10 and $0.09 on a basic and diluted per share basis, respectively.

     The effects of the restatement resulted in the following impact on the Company's previously reported results of operations for the first and second quarters of 1998 and the first, second, and third quarters of 1997 (in thousands).


                                                                                      1998
                                                                ------------------------------------------------
                                                                THREE MONTHS      THREE MONTHS       SIX MONTHS
                                                                   ENDED             ENDED              ENDED
                                                                  MARCH 31,         JUNE 30,           JUNE 30,
                                                                    1998             1998                1998
                                                                  -----------------------------------------------
Income before income taxes:
     As previously reported                                       $ 5,002          $   6,956          $   11,958
*    Adjustment related to acquired in-process technology          (2,398)            (2,398)             (4,797)
                                                                 -----------------------------------------------
     Restated                                                     $ 2,604          $   4,558          $    7,161
                                                                 ===============================================

Net income:
     As previously reported                                       $ 2,258          $   2,786          $    5,044
*    Adjustment related to acquired in-process technology          (2,184)            (2,172)             (4,356)
                                                                 -----------------------------------------------
     Restated                                                     $    74          $     614          $      688
                                                                 ===============================================

Earnings per share - Basic:
     As previously reported                                       $  0.11          $    0.13          $     0.24
*    Adjustment related to acquired in-process technology           (0.11)             (0.10)              (0.21)
                                                                 -----------------------------------------------
     Restated                                                          --          $    0.03          $     0.03
                                                                 ===============================================

Earnings per share - Diluted:
     As previously reported                                       $  0.09          $    0.11          $     0.20
*    Adjustment related to acquired in-process technology           (0.09)             (0.09)              (0.17)
                                                                 -----------------------------------------------
     Restated                                                          --          $    0.02          $     0.03
                                                                 ===============================================



* The adjustment results from the decrease in the value assigned to acquired in-process technology, the increased amortization of goodwill, and related tax effects.

                                                                                                 1997
                                                        -------------------------------------------------------------------------
                                                              THREE          THREE         THREE         SIX            NINE
                                                              MONTHS        MONTHS        MONTHS        MONTHS         MONTHS
                                                              ENDED          ENDED         ENDED         ENDED          ENDED
                                                             MARCH 31,      JUNE 30,      SEPT. 30,     JUNE 30,      SEPT. 30,
                                                               1997          1997          1997          1997           1997
                                                        -------------------------------------------------------------------------
Income before income taxes:
    As previously reported                                  $  (1,225)    $   2,843     $  (31,640)    $   1,618     $  (30,022)
*   Adjustment related to acquired in-process technology          558        (1,873)        26,777        (1,315)        25,461
                                                        -------------------------------------------------------------------------
    Restated                                                $    (667)    $     970     $   (4,863)    $     303     $   (4,561)
                                                        =========================================================================

Net income:
    As previously reported                                  $  (1,964)    $     920     $  (20,540)    $  (1,044)    $  (21,584)
*   Adjustment related to acquired in-process technology         (351)       (1,858)        15,905        (2,209)        13,696
                                                        -------------------------------------------------------------------------
    Restated                                                $  (2,315)    $    (938)    $   (4,635)    $  (3,253)    $   (7,888)
                                                        =========================================================================

Earnings per share - Basic:
    As previously reported                                  $   (0.10)    $    0.05     $    (1.03)    $   (0.05)    $    (1.10)
*   Adjustment related to acquired in-process technology        (0.02)        (0.10)          0.80         (0.12)          0.70
                                                        -------------------------------------------------------------------------
    Restated                                                $   (0.12)    $   (0.05)    $    (0.23)    $   (0.17)    $    (0.40)
                                                        =========================================================================

Earnings per share - Diluted:
    As previously reported                                  $   (0.10)    $    0.04     $    (1.03)    $   (0.05)    $    (1.10)
*   Adjustment related to acquired in-process technology        (0.02)        (0.09)          0.80         (0.12)          0.70
                                                        -------------------------------------------------------------------------
    Restated                                                $   (0.12)    $   (0.05)    $    (0.23)    $   (0.17)    $    (0.40)
                                                        =========================================================================

* The adjustment results from the decrease in the value assigned to acquired in-process technology, the increased amortization of goodwill, and related tax effects.

C. POOLING WITH EXPRESSBILL COMPANIES


    On February 27, 1998, the Company completed business combinations with the three companies operating the ExpressBill patient statement processing and printing services businesses, for an aggregate of 3,500,000 shares of ENVOY Common Stock. Shareholders of XpiData, based in Scottsdale, Arizona, received 1,365,000 shares and shareholders of POS and its affiliated company, ARM, both of which are based in Toledo, Ohio, received an aggregate of 2,135,000 shares. The ExpressBill patient statement services include electronic data transmission and formatting, statement printing and mailing services for health care providers and practice management system vendors. These transactions have been accounted for as poolings of interests. Accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of the ExpressBill Companies. A reconciliation of previously reported revenues and earnings for the three-month and nine-month periods ended September 30, 1997, restated to reflect the modifications referred to in Note B above, appears below:

                                                         THREE MONTHS        NINE MONTHS
                                                             ENDED              ENDED
                                                         SEPTEMBER 30,      SEPTEMBER 30,
                                                             1997               1997
                                                        (IN THOUSANDS,     (IN THOUSANDS,
                                                            EXCEPT             EXCEPT
                                                        PER SHARE DATA)    PER SHARE DATA)
                                                        ---------------    ---------------
               Revenues:
                     ENVOY                                  $ 28,590           $ 81,098
                     ExpressBill Companies                     6,103             16,527
                                                            --------           --------
                     Combined                               $ 34,693           $ 97,625
                                                            ========           ========

               Net income (loss):
                     ENVOY                                  $ (5,305)          $ (9,912)
                     ExpressBill Companies                       670              2,024
                                                            --------           --------
                     Combined                               $ (4,635)          $ (7,888)
                                                            ========           ========

               Net (loss) per common share:
                     ENVOY                                  $  (0.27)          $  (0.51)
                     Combined                               $  (0.23)          $  (0.40)



D. ACQUISITION


    On May 6, 1998, the Company acquired all the issued and outstanding capital stock of Synergy Health Care, Inc. ("Synergy"), which provides health care information products and services to participants in the health care market, for $10,200,000 in cash, including amounts paid to certain selling stockholders for noncompete agreements. The acquisition was accounted for under the purchase method of accounting, applying the provisions of APB Opinion No. 16. The financial statements for the three- and nine-month periods ended September 30, 1998, reflect the operations of Synergy for the period after the date of acquisition. The purchase price has been allocated based upon the Company's preliminary estimates, and actual allocations will be based on further studies and may change during the allocation period, generally one year following the date of acquisition. Pro forma financial information for the nine months ended September 30, 1998 has not been presented because the results of operations of Synergy are not material to those of the Company.

E. NET INCOME PER SHARE


    The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except for per share data):

                                                     THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                         1998               1997             1998             1997
                                                        -------         ----------          -------         --------
 Numerator:

   Numerator for basic and diluted
     earnings per share - net income (loss)
     available to common shares                         $ 2,273         $   (4,635)         $ 2,959         $ (7,888)
                                                        =======         ==========          =======         ========

 Denominator:

   Denominator for basic earnings per share -
     weighted average shares                             21,316             20,014           21,048           19,556

   Effect of dilutive securities:
     Employee stock options                               1,199                -(1)           1,078              -(1)
     Convertible preferred stock                          2,800                -(1)           2,903              -(1)
                                                        -------         ----------          -------         --------


   Denominator for diluted earnings per share -
     adjusted weighted average shares                    25,315             20,014           25,029           19,556
                                                        =======         ==========          =======         ========

Basic net income (loss) per common share                $  0.11         $    (0.23)         $  0.14         $  (0.40)
                                                        =======         ==========          =======         ========
Diluted net income (loss) per common share              $  0.09         $    (0.23)         $  0.12         $  (0.40)
                                                        =======         ==========          =======         ========

---------------

(1) Stock options to purchase 3,384,000 shares of Common Stock for the three-month and nine-month periods ended September 30, 1997, and 3,730,233 shares Series B Preferred Stock (convertible into 3,730,233 shares of common stock) for the three-month and nine-month periods ended September 30, 1997 were the only securities issued which would have been included in the diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 1997 had they not been antidilutive due to the net loss reported by the Company.

F. EFFECT OF NEW ACCOUNTING PRONOUNCEMENT


    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. FASB Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Adoption of this pronouncement has not had a material impact on the Company's results of operations, as comprehensive income for the three months and nine months ended September 30, 1998 was the same as net income for the Company.


G. CONTINGENCIES


    Class action complaints were filed on each of August 20, 1998, August 21, 1998 and September 15, 1998 (the "Complaints"), in the United States District Court, Middle District of Tennessee, Nashville Division, against the Company and certain of its executive officers. The Court has ordered that the three Complaints be consolidated into a single class action lawsuit in the United States District Court, Middle District of Tennessee, Nashville Division. The Complaints allege, among other things, that from February 12, 1997 to August 18, 1998 (the "Class Period") the defendants issued materially false and misleading statements about the Company, its business, operations and financial position and failed to disclose material facts necessary to make defendants' statements not false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the Company failed to disclose that the Company's financial statements were not prepared in accordance with generally accepted accounting principles due to the improper write-off of certain acquired in-process technology, resulting in the Company's stock trading at allegedly artificially inflated prices during the Class Period. The Complaints seek unspecified compensatory damages, attorney's fees and other relief. The Company believes that these claims are without merit and intends to defend the allegations vigorously.


H. SUBSEQUENT EVENT


    On October 22, 1998, the Company completed the acquisition of substantially all of the assets of Control-O-Fax Corporation and its wholly owned subsidiary Control-O-Fax Systems, Inc. (collectively, "Control-O-Fax"), which provides EDI patient statement and other printing and processing services to participants in the health care market, for $8,250,000 in cash. This acquisition will be accounted for under the purchase method of accounting, and, as a result, the Company will record the net assets acquired at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Pro forma financial information for the nine months ended September 30, 1998 will not be presented for this acquisition because the results of operations of Control-O-Fax are not material to those of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


    The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements, including the notes thereto, included herein.

    Except for historical information contained herein, this report contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in the forward- looking statements. These risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as such may be amended from time to time, and Form 8-K/A No. 2, dated November 16, 1998, which amends an earlier Form 8-K filed on March 9, 1998, as amended on May 5, 1998 (the "Form 8-K/A"). These forward-looking statements generally can be identified as such because the content of the statements usually will contain such words as the Company or management "believes," "anticipates," "expects," "hopes," and words of similar import. Similarly, statements that describe the Company's future plans, objectives, goals or strategies are forward-looking statements.


RECENT DEVELOPMENT


    On October 22, 1998, the Company completed the acquisition of substantially all the assets of Control-O-Fax Corporation and its wholly-owned subsidiary Control-O-Fax Systems, Inc. (collectively, "Control-O-Fax"), which provides EDI patient statement services and other printing and processing services to participants in the health care market, for $8,250,000 in cash. This acquisition will be accounted for under the purchase method of accounting, and, as a result, the Company will record the net assets acquired at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill.


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


     The Company also has made several acquisitions since the beginning of 1996, including the acquisitions of National Electronic Information Corporation ("NEIC") and several other businesses in 1996 (collectively, the "1996 Acquired Businesses") and Healthcare Data Interchange Corporation ("HDIC") and Diverse Software Solutions, Inc. ("DSS") in 1997 (collectively, the "1997 Acquired Businesses"). The 1996 Acquired Businesses and 1997 Acquired Businesses are sometimes collectively referred to herein as the "Acquired Businesses." These acquisitions were accounted for under the purchase method of accounting and, as a result, the Company recorded the assets and liabilities of the Acquired Businesses at their estimated fair values, with the excess of the purchase price over these amounts being recorded as goodwill. In connection with the allocation of purchase price for these Acquired Businesses, valuations of all identified intangible assets of these Acquired Businesses were made. The intangible assets of the Acquired Businesses included in-process technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use. Pursuant to applicable accounting pronouncements, the amounts of the purchase price allocated to these projects were expensed. In previously issued financial statements, the Company recorded write-offs for acquired in-process technology of $30.7 million in 1996 and $38.0 million in 1997 in connection with certain of the Acquired Businesses, including NEIC, DSS and HDIC. After discussions with the Staff of the Securities and Exchange Commission (the "Commission"), the Company has reduced the amount of the write-offs for acquired in-process technology to $8.7 million in 1996 and $6.6 million in 1997. These reductions have been reallocated to goodwill and to other intangible assets and the Company's consolidated financial statements have been restated to reflect such adjustments as described herein and in Note 2 of the Notes to Consolidated Financial Statements of the Form 8-K/A. See also "--Acquired In-Process Technology." The financial statements for all periods reflect the operations of the Acquired Businesses for the periods after their respective dates of acquisition.


    On September 16, 1997, the Company completed the sale of substantially all of the assets related to the Company's hunting and fishing licenses and electronic benefit transfer business (collectively, "the Government Services Business") for (i) $500,000 payable in the form of a promissory note due and payable in full on August 31, 1999 and (ii) certain contingent payment amounts based upon the achievement of specified future operating results of the Government Services Business. The results of operations of the Government Services Business are included in the Company's consolidated statements of operations through the date of disposition, and includes revenues for 1997 of approximately $466,000. Accordingly, the sale of the Government Services Business is not expected to have a material impact on the Company's future results of operations.


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


    The Company's revenues generally are comprised of the following types of EDI and transaction processing services: (i) pharmacy EDI, (ii) medical and other EDI and (iii) patient statements. The table below shows the number of transactions processed by the Company for the periods presented:



                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                   SEPTEMBER 30,                  SEPTEMBER  30,
                               1998            1997            1998            1997
                              -------         -------         -------         -------
                                  (IN THOUSANDS)                  (IN THOUSANDS)
Pharmacy EDI                  175,378         145,045         529,419         431,547
Medical and other EDI          74,585          55,425         215,131         150,952
Patient statements             41,915          26,784         114,407          69,498
                              -------         -------         -------         -------
Totals                        291,878         227,254         858,957         651,997
                              =======         =======         =======         =======



The transactions reflected above include the transactions of the Acquired Businesses from the date of acquisition, and include the transactions of the ExpressBill Companies for all periods.


     While pharmacy EDI transactions currently represent a majority of the Company's total transactions, the fees associated with these transactions are significantly less on a per transaction basis than those received for medical EDI and patient statement transactions. As a result, pharmacy EDI revenue constituted less than 20% of the Company's total revenues in the three-month and nine-month periods ended September 30, 1998. For 1997, the pharmacy EDI business grew at less than half the rate experienced in the Company's other businesses based on the number of transactions processed. The Company believes the limited growth in the Company's pharmacy EDI revenues as compared to the Company's medical EDI and patient statement revenues primarily is the result of two factors. First, the acquisitions of the Acquired Businesses have contributed significantly to the growth of the medical EDI and patient statement business, and the Company has not made any acquisitions in the pharmacy EDI business. In addition, the Company believes that the growth in the pharmacy EDI business has not been as great as in the medical EDI and patient statement business because of the larger market penetration in the more mature pharmacy EDI business. As a result, the Company expects its pharmacy EDI business as presently conducted to represent a decreasing portion of the Company's total revenues in the future. As the mix of the Company's business changes, a decline in the growth rates associated with the Company's medical and other EDI and patient statement business could have a material adverse effect on the financial condition and operating results of the Company. There can be no assurance that the mix of the Company's business or growth rates will continue at their current level.


    The Company receives a large number of medical EDI transactions from PMS vendors and other claims clearinghouses. These third parties aggregate medical EDI transactions from health care providers, but require a clearinghouse (such as ENVOY) with direct connections to payors in order to complete the processing of the transactions. ENVOY typically receives revenue from payors on these transactions, and pays rebates based on volume to exclusive and preferred vendors as an inducement to use ENVOY as the clearinghouse for these transactions. If the mix of transaction volume continues to shift to large PMS vendors or claims clearinghouses, the Company's business may increasingly become dependent on the Company's ability to maintain or establish successful relationships with such third parties. In that regard, Medic Computer Systems, a major PMS vendor which currently has an exclusive processing relationship for batch transactions with the Company through June 1999 and represented approximately 3.2% of the Company's total revenues for the nine months ended September 30, 1998, recently announced that it has entered into a transaction processing and development agreement with one of the Company's competitors. In the event the Company is not able to maintain or establish relationships with major third party PMS and claims clearinghouse vendors, including Medic, to induce them to continue to send transactions to ENVOY, the Company's business, operating results or financial condition may be adversely affected.


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



                                                                           THREE MONTHS                   NINE MONTHS
                                                                              ENDED                          ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                       1998            1997            1998            1997
                                                                       -----           -----           -----           -----
Revenues                                                               100.0%          100.0%          100.0%          100.0%
Cost of revenues                                                        41.6            47.0            44.3            47.0
Selling, general and administrative expenses                            22.1            22.1            22.4            23.7
Research and development expenses                                        1.5             1.3             1.5             1.7
Depreciation and amortization expenses                                  18.8            25.8            20.3            25.6
Write-off of acquired in-process technology                                0            17.3               0             6.8
                                                                       -----           -----           -----           -----
Operating income (loss)                                                 16.1           (13.5)           11.5            (4.8)
Interest income                                                          0.5             0.8             0.5             1.2
Interest expense                                                        (0.8)           (1.4)           (0.9)           (1.1)
                                                                       -----           -----           -----           -----
Income (loss) from continuing operations before income taxes
         and loss in investee                                           15.8           (14.0)           11.0            (4.7)
Provision (benefit) for income taxes                                    11.0            (0.7)            8.8             3.4
                                                                       -----           -----           -----           -----
Income (loss) from continuing operations                                 4.8%          (13.4)%           2.2%           (8.1)%
                                                                       =====           =====           =====           =====



THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997


    Revenues. Revenues for the quarter ended September 30, 1998 were $47.3 million compared to $34.7 million for the same period last year, an increase of $12.6 million or 36.3%. The increase in revenue is primarily the result of higher transaction volumes, which increased 28.4% in the three months ended September 30, 1998, compared to the same period in 1997. The increases were primarily the result of medical EDI and patient statement internal transaction growth, and, to a lesser extent, the retroactive billing of approximately $1 million during the third quarter of 1998 for certain transactions processed in the second quarter of 1998 following the resolution of a discussion regarding pricing of the transactions.


    Cost of Revenues. Cost of revenues includes the cost of communications, computer operations, operating supplies, product development and customer support, as well as the cost of hardware sales and rebates to third parties for transaction processing volume. Cost of revenues in the third quarter of 1998 was $19.7 million compared to $16.3 million for the third quarter of 1997, an increase of $3.4 million or 20.5%. The dollar increase is attributable to the additional costs associated with the increased transaction volume and, to a lesser extent, increases in rebates paid to third parties in connection with medical EDI transactions. As a percentage of revenues, cost of revenues continued to improve to 41.6% in the third quarter of 1998 compared to 47.0% in the third quarter of 1997. The improvement is primarily attributable to the Company's ability to spread certain fixed costs of revenue over a larger base of revenues, and, to a lesser extent, the retroactive billing of approximately $1 million during the third quarter of 1998 for certain transactions processed in the second quarter of 1998 following the resolution of a dispute regarding pricing of the transactions.


    Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing, finance, accounting and administrative costs. Selling, general and administrative expenses for the three months ended September 30, 1998 were $10.4 million compared to $7.7 million in the same period in 1997, an increase of $2.7 million or 36.4%. As a percentage of revenues, selling, general and administrative expenses were 22.1% for both the third quarter of 1998 and 1997. Included in selling, general and administrative expenses for the third quarter of 1998 are approximately $656,000 in legal, accounting and other professional fees incurred in connection with a registration statement filed with the Commission by the Company in May 1998 relating to a proposed underwritten public offering by certain shareholders of the Company and the related resolution of the Commission Staff's comments regarding the Company's accounting for acquired in-process technology. See "--Acquired In-Process Technology." Excluding these costs, selling, general and administrative expenses as a percentage of revenue for the third quarter of 1998 would have been 20.7%. The improvement is attributable to the Company's ability to spread its infrastructure costs over a larger base of revenues.


    Research and Development Expenses. Expenses related to research and development of new products are expensed as incurred until technological feasibility is established for the product. Thereafter, all development costs are capitalized until the products are available for general use by customers. Research and development expenses for the three months ended September 30, 1998 were $690,000 compared to $452,000 for the comparable period in 1997.

    Depreciation and Amortization Expenses. Depreciation and amortization expenses relate primarily to host computers, communications equipment and goodwill and identifiable intangible assets related to acquisitions. Depreciation and amortization expense for the third quarter of 1998 was $8.9 million, unchanged from the comparable period in 1997. At September 30, 1998, the Company had net goodwill of $57.2 million remaining to be amortized over periods of three to 15 years following the acquisitions. In addition, the Company had net identifiable intangible assets of $25.3 million remaining to be amortized over two- to ten-year periods, as applicable. See "Acquired In-Process Technology."


    Write-Off of Acquired In-Process Technology. The Company recorded a write-off of acquired in-process technology of $6.0 million in the third quarter of 1997 related to the acquisition of HDIC. This amount represents an allocation of purchase price to projects that primarily included the development of new transaction sets which would allow health care providers to submit additional health care transactions electronically. See "Acquired In-Process Technology."


     Net Interest Income (Expense). The Company recorded net interest expense of $145,000 for the three months ended September 30, 1998 compared to $188,000 for the third quarter in 1997. Interest expense resulted primarily from interest expense that is required to be imputed in order to account for certain unfavorable contracts assumed in the HDIC acquisition.


    Income Tax Provision (Benefit). The Company's income tax provision for the third quarter of 1998 was $5.2 million compared to an income tax benefit of $228,000 for the comparable period in 1997. Income tax expense recorded is based on estimated taxable income. Amortization of certain goodwill and identifiable intangible assets is not deductible for income tax purposes.


NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997


    Revenues. Revenues for the nine-month period ended September 30, 1998 were $132.8 million compared to $97.6 million for the same period in the prior year, an increase of $35.1 million or 36.0%. The increase in revenue is primarily the result of higher transaction volumes, which increased 31.7% in the nine months ended September 30, 1998, compared to the same period in 1997. The increases were primarily the result of medical EDI and patient statement internal transaction growth, and, to a lesser extent, the acquisition of HDIC. Without the increased transaction volume from HDIC, transaction volumes would have increased 29.6% in the nine months ended September 30, 1998 compared to the same period in 1997.


    Cost of Revenue. Cost of revenues for the nine-month period ended September 30, 1998 was $58.9 million compared to $45.9 for the nine-month period ended September 30, 1997, an increase of $13.0 million or 28.4%. The dollar increase is attributable to the additional costs associated with the increased transaction volume and increases in rebates paid to third parties in connection with medical EDI transactions. The increase in rebates paid to third parties was approximately $2.2 million and results primarily from an increase in the volume of claims received from certain large third party vendors and claims clearinghouses. As a percentage of revenues, cost of revenues improved to 44.3% for the nine-month period ended September 30, 1998 compared to 47.0% in the same period last year. The improvement is primarily attributable to the Company's ability to spread certain fixed costs of revenue over a larger base of revenues.


    Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine-month period ended September 30, 1998 were $29.7 million compared with $23.2 million for the same period last year, an increase of $6.6 million or 28.3%. The dollar increase is a result of the inclusion of the Acquired Businesses following the date of acquisition and the required infrastructure to support the larger base of revenues. As a percentage of revenues, selling, general and administrative expenses were 22.4% for the nine-month period ended September 30, 1998 compared with 23.7% in the same period last year. The improvement as a percentage of revenue is a result of a larger revenue base to support these expenses, as well as the elimination of certain duplicative costs realized in connection with the Acquired Businesses following the date of acquisition. Transaction costs related to the business combinations with the ExpressBill Companies totaled $796,000 in the nine months ended September 30, 1998 and consisted of approximately $516,000 in legal and accounting fees, $200,000 for financial advisory services and $80,000 in filing fees and other transaction costs. Additionally, legal, accounting and other professional fees incurred in connection with the registration statement filed with the Commission in May 1998 relating to a proposed underwritten public offering by certain shareholders of the Company and the related resolution of the Commission Staff's comments regarding acquired in-process technology totaled $986,000 during the nine months ended September 30, 1998. These amounts are included in selling, general and administrative expenses. Excluding these costs, selling, general and administrative expenses as a percentage of revenues for the first nine months of 1998 would have been 21.2%.


    Research and Development Expenses. Research and development expenses for the nine months ended September 30, 1998 were $2.0 million compared to $1.7 million for the first nine months of 1997.

     Depreciation and Amortization. Depreciation and amortization expenses for the nine-month period ended September 30, 1998 were $26.9 million compared to $25.0 million for the comparable period in 1997. See "Acquired In-Process Technology."


    Write-off of Acquired In-Process Technology. The Company recorded write-offs of acquired in-process technology of $6.6 million in connection with the 1997 acquisitions of HDIC and DSS. These amounts represent an allocation of the purchase price to projects that primarily included the development of: (i) new transaction sets which would allow health care providers to submit additional health care transactions electronically; and (ii) additional interfaces and functionality for accounts receivable management service offerings provided by DSS. Such amounts were charged to expense because the projects related to research and development that had not reached technological feasibility and for which there was no alternative future use. See "--Acquired In-Process Technology."


    Net Interest Income (Expense). The Company recorded net interest expense of $637,000 for the nine-month period ended September 30, 1998 compared to net interest income of $143,000 in the comparable period in 1997. Interest income decreased to $589,000 in the nine months ended September 30, 1998 from $1.2 million in the same period of 1997. In August 1997, the Company acquired HDIC for approximately $36.4 million in cash and the assumption of certain liabilities associated with unfavorable contracts. Following this acquisition, the Company had less cash available for investment, accounting for the reduction in interest income in 1998.


    Income Tax Provision (Benefit). The Company's income tax provision for the nine-month period ended September 30, 1998 was $11.7 million compared to $3.3 million in the comparable period in 1997. Income tax expense recorded is based upon estimated taxable income. Amortization of certain goodwill and identifiable intangibles are not deductible for income tax purposes.


ACQUIRED IN-PROCESS TECHNOLOGY


    In connection with the purchases of certain of the Acquired Businesses, including NEIC, DSS and HDIC, the Company made allocations of the purchase price to acquired in-process technology. These amounts were expensed as non-recurring charges on the respective acquisition dates of the Acquired Businesses because the acquired in-process technology had not yet reached technological feasibility and had no future alternative uses. In previously issued financial statements, the Company recorded write-offs for acquired in-process technology of $30.7 million in 1996 and $38.0 million in 1997 in connection with such acquisitions. The Staff of the Commission, in its review of the registration statement filed by the Company in May 1998 relating to a proposed underwritten public offering by certain shareholders of the Company, commented on the valuation of the in-process research and development costs for the NEIC, DSS and HDIC acquisitions. After further discussions with the Staff of the Commission, the Company has reduced the amount of the write-offs for acquired in-process technology to $8.7 million in 1996 and $6.6 million in 1997. These reductions have been reallocated to goodwill or other intangible assets to reflect such adjustments as more particularly set forth below.


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


    NEIC


    The in-process technology acquired in the NEIC acquisition consisted of five significant research and development projects. These projects were all aimed at facilitating the ease of participation of health care providers into clearinghouse technologies and ensuring compliance with regulatory and other industry standards. After acquiring NEIC, the Company continued the development of these in-process projects.


    At the time of the NEIC acquisition, the Company assigned a value of $30.0 million to the NEIC in-process technology with the assistance of an independent valuation prepared at such time. In an effort to facilitate the completion of the Commission's review of its registration statement, the Company engaged a second appraisal firm to conduct additional valuation analyses, which indicated a value of $28.9 million. Based on further discussions with the Staff of the Commission, the Company has determined to value the related in-process research and development projects at $8.0 million. In arriving at this value, the Company considered the previously-obtained independent appraisals, the Staff's views on in-process research and development as set forth in its September 15, 1998 letter to the American Institute of Certified Public Accountants ("AICPA Letter"), and the Staff's comments for the Company to consider (i) the stage of completion of the in-process technology at the date of acquisition, (ii) other contributions of the Company's own distinct and unique proprietary advantages, and (iii) the estimated total project costs of the in-process research and development in arriving at the valuation amount.


    A brief description of the five in-process projects is set forth below:


    - UniClaim. This product is a PC based claims processing system that extracts Health Care Financing Administration 1500 claim formats from practice management systems ("PMS"), performs edits and transports the file to a host system where EDI formatting is completed for delivery to payors. The Company estimates this project, which was completed in the second quarter of 1996, was approximately 40% complete at the date of the NEIC acquisition.


    - GTEDS. This product is a computerized system for the collection, validation and distribution of claims from various sources to claims receivers. The Company estimates this project, which was completed in the fourth quarter of 1996, was approximately 45% complete at the date of the NEIC acquisition.


    - On-Line. This product is an application that performs "screen scraping" (i.e., it captures data from a screen presentation and creates an American National Standards Institute 270 eligibility request.) The Company estimates this project, which was completed during the second quarter of 1998, was approximately 35% complete at the date of the NEIC acquisition.


    - SmartPost. This product is an application to populate a physician PMS with remittance data for automatic posting to the PMS. In the first quarter of 1997, the Company completed the acquisition of DSS, which already had a Receivables Management product that included substantially the same functionality as the SmartPost product, and determined to abandon further development of SmartPost. The Company estimates this project was approximately 55% complete at the date of the NEIC acquisition.


    - Expect. This product is an application for screen scraping at payor locations. In the first quarter of 1997, the Company identified an existing software application with the same capabilities as Expect, and made a decision to license that software and abandon the Expect project. The Company estimates this project was approximately 35% complete at the date of the NEIC acquisition.


    At the time of the NEIC valuation, the expected total costs of all such projects were approximately $4.0 million. As of September 30, 1998, approximately $1.8 million had been incurred since the date of the NEIC acquisition for these projects, and there were no additional expected costs to complete the research and development projects acquired from NEIC.


    DSS


    The in-process technology acquired in the DSS acquisition consisted primarily of projects related to DSS's Receivables Management product line and four peripheral products expected to be used as add-on features to the Receivables Management product. DSS's Receivables Management product line works with existing hospital information system ("HIS") and PMS software and provides claims and receivables management, including billings, collections and cash applications, among other functions. At the time of acquisition, DSS was selling versions of the Receivables Management product to work with certain HIS and PMS products; however, the Company noted that there was still substantial development work required in order to complete versions which were adapted to other major HIS and PMS products. The Company estimates this project, which was completed during the fourth quarter of 1997, was approximately 35% complete at the date of the DSS acquisition.


    At the time of the DSS acquisition, the Company assigned a value of $3.0 million to the DSS in-process technology with the assistance of an independent valuation prepared at such time. In an effort to facilitate the completion of the Commission's review of its registration statement, the Company engaged a second appraisal firm to conduct additional valuation analyses, which indicated a value of $2.8 million. Based on further discussions with the Staff of the Commission, the Company has determined to value the related in-process research and development projects at $600,000. In arriving at this value, the Company considered the previously-obtained independent appraisals, the Commission's views on in-process research and development as set forth in the AICPA Letter, and the Staff's comments for the Company to consider (i) the stage of completion of the in-process technology at the date of acquisition, (ii) other contributions of the Company's own distinct and unique proprietary advantages, and (iii) the estimated total project costs of the in-process research and development in arriving at the valuation amount.

    A brief description of each of the four add-on features is set forth below:


    - Materials Management. This product incorporates certain customized features into licensed software to allow for online transaction processing of inventory data. The Company estimates this project, which was completed during the third quarter of 1997, was approximately 50% complete at the date of the DSS acquisition.


    - Billing and 72-Hour Compliance. This product processes all emergency room billings and collections, in addition to tracking patients throughout the emergency/casualty process. The Company estimates this project, which was completed during the first quarter of 1998, was approximately 50% complete at the date of the DSS acquisition.


    - Registration. This product facilitates access to patient records, as well as providing basic patient information to payors. The Company estimates this project was approximately 25% complete at the date of the DSS acquisition. The Company estimates that this project was approximately 75% complete as of September 30, 1998, and is expected to be completed during the fourth quarter of 1998.


    - Collections. This product assists the health care provider's HIS or PMS system in the management of receivables. In the fourth quarter of 1997, management placed further development of this project on hold while it evaluates alternative technologies and development strategies. The Company estimates this project was approximately 20% complete at the date of the DSS acquisition. At the time that the project was placed on hold, the Company estimates that this project was approximately 60% complete.


    At the time of the DSS valuation, the expected total costs of all such projects totaled approximately $300,000. Approximately $160,000 has been incurred since the date of the DSS acquisition for these projects through September 30, 1998, and the Company estimates that approximately $40,000 will be required to complete the remaining research and development projects. The remaining efforts to complete the remaining DSS projects are primarily the completion of the work necessary to develop and test the working prototypes.


    HDIC


    The in-process technology acquired in the HDIC acquisition consisted of seven significant research and development projects associated with HDIC's product line. At the time of acquisition, HDIC had developed on-line, real-time claims transaction technology which permitted Aetna U.S. Healthcare Inc. ("AUSHC") to receive real-time EDI transactions, and was in the process of developing new transaction sets which would allow health care providers to submit additional health care transactions electronically. After acquiring HDIC, the Company modified the Company's existing front-end transaction platforms to accommodate HDIC's technology and continued the development of seven in-process projects. The Company believes that the resulting technology has given, and will continue to give, the Company a competitive advantage in the marketplace by significantly enhancing the Company's existing EDI and transaction processing capabilities with additional transaction sets.


    At the time of the HDIC acquisition, the Company assigned a value of $35.0 million to the HDIC in-process technology with the assistance of an independent valuation prepared at such time. In an effort to facilitate the completion of the Commission's review of its registration statement, the Company engaged a second appraisal firm to conduct additional valuation analyses, which indicated a value of $32.9 million. Based on further discussions with the Staff of the Commission, the Company has determined to value the related in-process research and development projects at $6.0 million. In arriving at this value, the Company considered the previously-obtained independent appraisals, the Commission's views on in-process research and development as set forth in the AICPA Letter, and the Staff's comments for the Company to consider (i) the stage of completion of the in-process technology at the date of acquisition, (ii) other contributions of the Company's own distinct and unique proprietary advantages, and (iii) the estimated total project costs of the in-process research and development in arriving at the valuation amount.


    A brief description of each of the seven in-process projects is set forth below:


    - Real-time referrals. This product is designed to allow batch or on-line real-time transaction processing for referral authorization and the ability to receive or confirm acknowledgment through the Company's network that a valid referral is on file with the primary care provider ("PCP"). The Company estimates this project, which was completed during the second quarter of 1998, was approximately 25% complete at the date of the HDIC acquisition.


    - Vision claims. This product is designed to provide the capability for health care providers to submit vision claims and vision related information electronically. The Company estimates this project, which was completed during the third quarter of 1998, was approximately 35% complete at the date of the HDIC acquisition.

    - Lab utilization/results. This product is designed to allow electronic transmission of lab testing requests and reporting of lab results. The Company estimates this project, which was completed during the third quarter of 1998, was approximately 50% complete at the date of the HDIC acquisition.


    - Provider directories. This product is designed to allow for the maintenance of reference information related to health care providers and provider networks. The Company estimates this project was approximately 15% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 80% complete as of September 30, 1998, and is expected to be completed in the fourth quarter of 1998.


    - Real-time encounters/claims. This product is designed to allow batch or on-line real-time transaction processing for the transmission of encounter data from the PCP or a capitated specialist to the insurer, and the subsequent acknowledgment of receipt. The Company estimates this project was approximately 45% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 70% complete as of September 30, 1998, and is expected to be completed during the first quarter of 1999.


     - Electronic pre-certifications. This product is designed to allow batch or real-time batch transaction processing for the request and authorization to perform non-capitated procedures or hospital admissions. This transaction is initiated from the PCP, specialist hospital or other delivery system. The Company estimates this project was approximately 35% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 40% complete as of September 30, 1998, and is expected to be completed during the second quarter of 1999.


    - Rosters through the Internet. This product is designed to use the Internet as a means to deliver to health care providers managed care program eligibility status and capitated payment information. The Company estimates this project was approximately 50% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 80% complete as of September 30, 1998, and is expected to be completed during the third quarter of 1999.


    At the time of the HDIC valuation, the expected total costs of all such projects was approximately $3.0 million. Approximately $400,000 has been incurred since the date of the HDIC acquisition for these projects through September 30, 1998, and the Company estimates that approximately $1.4 million will be required to complete the remaining research and development projects. The remaining efforts to complete these projects include the processes of planning and coding the primary applications and customer interfaces, testing such coding and interfaces, and introducing such processes into production environments at Company and customer locations.


LIQUIDITY AND CAPITAL RESOURCES


    The Company has incurred operating losses in recent years primarily as a result of substantial non-cash depreciation and amortization charges related to the Acquired Businesses, together with the write-off of acquired in-process technology. During the nine months ended September 30, 1998, however, operations generated positive cash flows of $27.3 million compared to $16.5 million for the nine months ended September 30, 1997.


    Investing activities consist primarily of payments for acquired businesses and purchases of property and equipment. Investing activities used cash of $14.0 million in the nine months ended September 30, 1998 and used cash of $50.6 million in the nine months ended September 30, 1997.


    Financing activities consist primarily of proceeds from the issuance of capital stock, and proceeds from and payments on debt. Financing activities provided cash of $202,000 in the nine months ended September 30, 1998 and provided $1.2 million of cash in the nine months ended September 30, 1997.


    On October 22, 1998, the Company completed the acquisition of substantially all of the assets of Control-O-Fax for $8.25 million in cash. Following this acquisition and as of November 10, 1998, the Company had available cash and cash equivalents of approximately $21.6 million.


    The Company purchases additional computer hardware and software products from time to time as required to support the Company's business. The Company incurred capital expenditures of $4.4 million and $6.9 million for the nine-month periods ended September 30, 1998 and 1997, respectively, primarily for computer hardware and software products. The Company currently estimates that total capital expenditures for 1998 will be approximately $6 to $8 million.

    The Company is expensing as incurred all costs associated with system changes related to its Year 2000 compliance project. The Company estimates that the total cost of the Year 2000 expenses will be approximately $4.0 million, of which approximately $1.2 million will be incurred during 1998. These costs are being funded with available cash. See "--Year 2000 Compliance."


    At September 30, 1998, the Company had no amounts outstanding under its $50 million revolving credit facility. Any future borrowings made under the credit facility would bear interest at a rate equal to the Base Rate (as defined in the credit facility) or an index tied to LIBOR. Any future borrowings under the credit facility would be due and payable in full on June 30, 2000. The credit facility contains financial covenants applicable to the Company and its subsidiaries, including ratios of debt to capital, annualized EBITDA to annualized interest expense and certain other financial covenants customarily included in a credit facility of this type. The Company and its subsidiaries also are subject to certain restrictions relating to payment of dividends to shareholders of the Company, acquisitions, incurrence of debt and other restrictive provisions; however, there are no restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of dividends, loans or advances. The credit facility is secured by substantially all of the assets of the Company and its subsidiaries.


    In February 1998, the Company issued 3.5 million shares of Common Stock in connection with the ExpressBill Companies' business combinations. Also in February 1998, 930,233 shares of the Company's Series B Convertible Preferred Stock were converted into an equal number of shares of Common Stock. As a result of these transactions, the number of shares of Common Stock outstanding increased by approximately 4.4 million shares, or 27%.


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


    Based on current operations, anticipated capital needs to fund known expenditures and current acquisitions, the Company believes its available cash, cash flow from operations and the $50.0 million revolving credit facility will provide the capital resources necessary to meet its liquidity and cash flow requirements over the next 12 months, including the Company's current short-term obligations. The Company believes that present funding sources will provide the ability to meet long-term obligations as they mature. As of September 30, 1998, the Company's long-term obligations totaled $9.7 million and consisted of $561,000 in long-term debt net of current portion, $573,000 in deferred income tax liabilities and $8.6 million in long-term obligations related to unfavorable contracts assumed in connection with the HDIC acquisition. Such amounts relate primarily to the Company's obligations under the Company's services agreement with AUSHC to assume a portion of the transaction processing fees related to certain secondary Medicare transactions, and existing agreements assumed by the Company with several businesses that served as claims clearinghouses for AUSHC prior to the HDIC acquisition. The Company's available cash is invested in interest bearing securities with maturities of up to 30 days.


SEASONALITY


    The Company's business is to some extent seasonal, with more revenues being generated from September through March as a result of a greater number of pharmaceutical claims that arise in those months, while operating expenses tend to remain relatively constant over the course of the year.


YEAR 2000 COMPLIANCE


Introduction


    The Year 2000 ("Y2K") issue refers to the inability of a date-sensitive computer program to recognize a two-digit date field designated as "00" as the year 2000. Any of the Company's hardware, software and embedded systems that have time/date sensitive software and hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations causing disruptions to the Company's operations. The Company presently believes that, with modifications to existing computer systems, as scheduled, the Y2K issue should not pose significant operational problems for the Company's systems, as so modified and converted.

     The Company began evaluating the Y2K issue in 1997. In 1998, the Company established a Y2K Task Force, the primary function of which is to: (1) develop and implement the Company's Y2K compliance effort, (2) monitor product and internal systems compliance, (3) review customer preparations to implement Y2K releases, and (4) provide centralization, accuracy and consistency of the Company's communications regarding Y2K to customers, stockholders, employees and the industry. To assist the Y2K Task Force, the Company has engaged a consulting firm to provide an independent review of the status of the Company's Y2K compliance efforts and issues, and to assist the Y2K Task Force in project management for certain identified key Y2K projects.


Status of Progress


    The Company has conducted an inventory and assessment of its technology to identify the computer systems that could be affected by the Y2K issue. The inventory includes information technology ("IT") systems and non-IT systems, including telecommunications, data processing services, utilities and security systems related to the Company's operating-facilities. All of the Company's software and hardware has been identified and assessed to determine the extent of renovations required to be Y2K compliant.


    The Company's efforts to renovate its IT and non-IT systems to make them Y2K compliant have proceeded in tandem with its efforts to inventory and assess its systems. By the end of 1998, most of the Company's major or key systems, software and products will be remediated or replaced and significant testing will have commenced; any remaining systems, software and products are scheduled to be remediated or replaced in the first half of 1999. The Company anticipates using the balance of 1998 and 1999 for continued testing, implementing changes and making necessary refinements. The Company expects that the internal systems, software and products for which the Company has responsibility currently are Y2K compliant or will be compliant on a timely basis.


Costs to Address


    The Company is funding costs associated with the Y2K issue through operating cash flows, and currently expects that costs to address Y2K issues will total approximately $4.0 million. As of September 30, 1998, the Company had incurred approximately $500,000 on Y2K projects, and expects the remainder to be spent primarily during 1999. As a result, the Company does not expect that the costs to address the Y2K issue will have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance, however, that actual costs necessary to deal with these issues will not exceed estimated amounts.


    The Company has not yet estimated Y2K costs for periods after 1999, which may include costs of customer service efforts resulting from the failure of third parties to be Y2K compliant or other unforeseen problems.


Risks


    The Y2K issue creates risk for the Company from unforseen problems in its own computer systems and from third parties with which the Company does business. Accordingly, the Company is requesting assurances from certain software vendors from which it has acquired, or from which it may acquire software, that the software will correctly process all date information at all times. In addition, the Company is questioning certain of its customers, including major payors and vendors, and suppliers as to their progress in identifying and addressing problems that their computers will face in correctly processing date information as the Year 2000 approaches and is reached. Because of the complexity of the Y2K issue and the differing stages of readiness of these third parties, the Company expects these discussions to continue throughout 1999. Furthermore, because of the nature of the Company's business, the success of the Company's efforts may depend on the success of payors, vendors and other third parties in dealing with the Y2K issue. Failure to appropriately address the Y2K issue by a major customer or supplier or a material percentage of the Company's smaller customers could have a material adverse impact on the financial condition and results of operations of the Company.


     The Company's business also is heavily reliant upon external suppliers to provide certain operating elements of its business. Some of these providers include telecommunications providers, data processing service providers, utility companies, key vendors and suppliers, and certain governmental agencies. The Company exerts no control over the efforts of these companies to become Y2K compliant. The services provided by these parties are critical to the operations of the Company and the Company is heavily reliant upon these parties to successfully address the Y2K issue. Therefore, if any of these parties fail to provide the Company with services, the Company's ability to conduct business could be materially impacted. The result of such impact may have a material adverse effect on the financial condition and results of the operations of the Company.


    Worst case scenarios could be as insignificant as a minor interruption in the Company's ability to conduct business resulting from unanticipated problems encountered in the IT and non-IT systems of the Company or any of the significant third parties with whom the Company does business. The pervasiveness of the Y2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. On the other hand, a worst case Y2K scenario could be as catastrophic as a complete, and long-term, loss of telecommunications, data processing and utility services. In this connection, an extended loss of telecommunication, data processing and utility services could have a material adverse effect on the financial condition and results of the operations of the Company.

    The Company does not anticipate that the Y2K issues and risks, including the most reasonably likely worst case Y2K scenario, will be significantly different than those encountered by other providers of information services, including the Company's competitors. Although the Company believes its remediation, replacement and testing efforts will address all of the Y2K issues for which the Company is responsible, to the extent these efforts are not successful, additional compliance efforts would be necessary together with additional customer service efforts and expenditures. If third parties fail in their compliance efforts, the Company also could be impacted and required to provide additional customer service efforts. In such an event, the Company could incur additional costs and experience a negative impact on its financial condition and results of operations.


    The Company's cost and timetable estimates for its Y2K efforts are subject to potentially significant estimation uncertainties that could cause actual results to differ materially from projected results. These estimates are based on management's current estimates and reflect certain assumptions. Factors which could impact these estimates include: the availability of appropriate technology personnel; the rate and magnitude of related labor costs; the successful identification of all aspects of the Company's systems, software and products that require remediation or replacement; the extent of testing required; the costs of the Company's efforts to assist certain customers in the remediation of their customized code; the amount of cost recoveries from those efforts; and the success of third parties in their Y2K compliance efforts. Due to the complexity and pervasiveness of the Y2K issue, and in particular the uncertainty regarding the compliance efforts of third parties, no assurance can be given that these estimates will be achieved, and actual results could differ materially from projected results.


Contingency Plans


    The Company's Y2K compliance activities are being regularly monitored and evaluated by management. The Y2K Task Force provides regular updates to senior management of the Company, as well as to the Company's Board of Directors. As risks are identified, contingency plans are being established and additional steps are being taken to further minimize the risks associated with the Y2K issue. Those plans will focus on matters that appear to be the Company's most likely Y2K risks, such as possible additional customer support efforts by the Company that would be necessary if customers or vendors are not Y2K compliant, or if a Y2K issue should not be timely detected in the Company's own compliance efforts.


    In the event that the Company's systems do not function as a result of a most reasonably likely worst case scenario, the Company would make reasonable efforts to enter into temporary alternative arrangements with third parties to service the Company's customers, including routing transactions to the Company's competitors. In addition, in the event the Company could not process transactions electronically, either as a result of the failure of its own systems or a loss of telecommunications, data processing or utility services generally, the Company or its customers could print transactions normally processed electronically to paper for manual processing until such time as the Company's systems are functional.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


    Class action complaints were filed on each of August 20, 1998, August 21, 1998 and September 15, 1998 (the "Complaints"), in the United States District Court, Middle District of Tennessee, Nashville Division, against the Company and certain of its executive officers. The Court has ordered that the three Complaints be consolidated into a single class action lawsuit in the United States District Court, Middle District of Tennessee, Nashville Division. The Complaints allege, among other things, that from February 12, 1997 to August 18, 1998 (the "Class Period") the defendants issued materially false and misleading statements about the Company, its business, operations and financial position and failed to disclose material facts necessary to make defendants' statements not false and misleading in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Plaintiffs allege that the Company failed to disclose that the Company's financial statements were not prepared in accordance with generally accepted accounting principles due to the improper write-off of certain acquired in-process technology, resulting in the Company's stock trading at allegedly artificially inflated prices during the Class Period. The Complaints seek unspecified compensatory damages, attorney's fees and other relief. The Company believes that these claims are without merit and intends to defend the allegations vigorously.

    From time to time, the Company also may be a party to legal proceedings incidental to its business but believes that none of these proceedings is material to its business at the present time.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits.


    27   Financial Data Schedule (for SEC use only)


    (b) Reports on Form 8-K.


    The Company filed a Current Report on Form 8-K/A No. 2 on November 16, 1998 pursuant to Item 7(b) thereof with the Securities and Exchange Commission (the "Commission") to amend an earlier Form 8-K filed on March 9, 1998, as amended on May 5, 1998. The amendment was filed for the purpose of including certain financial information required to be filed as a result of changes in the methods used to value acquired in-process technology recorded and written off in connection with certain of the Company's acquisitions in 1996 and 1997.

                                   SIGNATURES



    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     ENVOY CORPORATION





Date: November 16, 1998              By: /s/ Fred C. Goad, Jr.
                                         ---------------------------------------
                                         Fred C. Goad, Jr
                                         Chairman and Co-Chief Executive Officer





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


     27              FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)