Form 10-K405/A
period 1997-12-31
ENVOY CORP /TN/
filed 1998-11-20
CIK 932277

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                               FORM 10-K/A No. 1


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997       Commission file number 0-25062



                                ENVOY CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



           Tennessee                                            62-1575729
----------------------------------                          --------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


    15 Century Boulevard, Suite 600
         Nashville, Tennessee                                           37214
-----------------------------------------------                       ----------
 (Address of Principal Executive Offices)                             (Zip Code)



       Registrant's Telephone Number, Including Area Code: (615) 885-3700

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
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


                      DOCUMENTS INCORPORATED BY REFERENCE

 Part of            Documents from which Portions are
Form 10-K           Incorporated by Reference
---------           -------------------------

Part III Portions of the Proxy Statement relating to the Annual Meeting of Shareholders held on June 4, 1998 are incorporated by reference into Items 10, 11, 12 and 13.

         This Annual Report on Form 10-K/A amends and supersedes, to the extent set forth herein, the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 previously filed on March 9, 1998 (the "Form 10-K"). As more particularly set forth below, the following financial and related information has been updated in connection with the filing of the restated financial statements included herein.

                                    PART II


                                                                     PAGE NUMBER
DESCRIPTION                                                           IN REPORT
-----------                                                           ---------

ITEM 6.  SELECTED FINANCIAL DATA.                                              3

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.                                  4

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K.


(a)      1.   Financial Statements:*


         The Registrant has restated certain of its historical fiscal year end audited financial statements and the related financial statement schedule to: (a) reflect the Registrant's February 1998 business combinations with the XpiData, Inc., Professional Office Services, Inc. and Automated Revenue Management, Inc. (sometimes hereinafter referred to collectively as the "ExpressBill Companies") consistent with the accounting treatment for a pooling of interests;
(b) reflect a change in the methods used to value acquired in-process technology recorded and written off in connection with the Registrant's 1996 acquisition of National Electronic Information Corporation ("NEIC") and 1997 acquisitions of Healthcare Data Interchange Corporation ("HDIC") and Diverse Software Solutions, Inc. ("DSS"); and (c) give retroactive effect to a change in accounting for convertible securities having a beneficial conversion feature. Listed below are the consolidated financial statements, the financial statement schedule and related information which are responsive to Item 8 and Item 14 of Form 10-K.

                Reports of Independent Auditors                               21
                Consolidated Balance Sheets                                   24
                Consolidated Statements of Operations                         26
                Consolidated Statements of Shareholders' Equity               28
                Consolidated Statements of Cash Flows                         29
                Notes to Consolidated Financial Statements                    31

2.  Schedule II - Valuation and Qualifying Accounts*                          57

    All schedules, except those set forth above, have been omitted since the information required is included in the Consolidated Financial Statements or Notes thereto, or they have been omitted as not applicable or not required

3. The following exhibits are being filed herewith as a result of the restatement of the Company's audited financial statements:

    Exhibits:

            23.1 Consent of Ernst & Young LLP

            23.2 Consent of Arthur Andersen LLP

            27   Financial Data Schedule (for SEC use only)
-----------

* The financial statements and schedule included herein supercede and replace the financial statements located on pages F-1 through F-26 and the supplemental financial schedule on page S-1 of the Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                               Year Ended December 31,
                                                       ------------------------------------------------------------------------
                                                        1997(1)       1996(2)         1995(3)          1994(3)        1993(3)
                                                       ------------------------------------------------------------------------
                                                                        (In thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues                                               $137,605       $ 90,572        $ 34,197        $ 26,114        $ 18,063
Operating Income (Loss)                                  (2,600)       (18,739)           (117)            491          (1,259)
Income (Loss) from Operations Before Income
  Taxes and Loss in Investee                             (2,865)       (20,579)           (396)            520          (1,252)
Income Tax (Expense) Benefit                             (6,333)        (1,717)             50              61             510
Loss in Investee                                              0              0          (1,776)              0               0
                                                       ------------------------------------------------------------------------
Income (Loss) from Continuing Operations               $ (9,198)      $(22,296)       $ (2,122)       $    581        $   (742)
                                                       ========================================================================
Net Income (Loss) per Common Share from
  Continuing Operations (4)                            $  (0.47)      $  (2.25)       $  (0.14)       $   0.04        $  (0.05)
                                                       ========================================================================
BALANCE SHEET DATA (AT PERIOD END):
Working Capital of Continuing Operations               $ 18,027       $ 47,541        $ 10,671        $  7,302        $   2,298
Assets of Continuing Operations                         166,625        156,368          33,949          23,171           12,805
Total Assets                                            166,625        156,368          33,949          59,240           50,743
Long-Term Debt and Deferred Taxes                        11,269         10,914          10,687             928              845
Preferred Stock                                          55,021         55,021              --              --               --
Shareholders' Equity of Continuing Operations           125,082        124,425          15,300          17,227            7,654

Notes:   (1)   The 1997 results include expenses of $6.6 million for the
               write-off of acquired in-process technology associated with the DSS and HDIC acquisitions. (See Notes 2 and 4 of Notes to the
               Consolidated Financial Statements).

         (2) The 1996 results include expenses of $8.7 million related to the write-off of acquired in-process technology and $4.7 million relating to the reorganization plan approved in conjunction with the NEIC and Teleclaims, Inc. acquisitions. (See Notes 2, 4 and 6 of Notes to the Consolidated Financial Statements).

         (3) The above amounts reflect the impact of the merger of the Company's predecessor with First Data Corporation in June 1995. (See Notes 1 and 3 of Notes to the Consolidated Financial Statements).

         (4) Net loss per common share for the year ended December 31, 1996 includes the effect of the beneficial conversion feature of the Company's Series B Convertible Preferred Stock, which resulted in the recognition of a preferred dividend of $14.9 million (See Notes 2 and 13 of Notes to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements, including the notes thereto, included herein.

           Except for historical information contained herein, this Current Report contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in the forward- looking statements. These risks and uncertainties are discussed in more detail in the Company's periodic reports and other documents filed by the Company with the Securities and Exchange Commission (the "Commission"), as such may be amended from time to time, and under the caption entitled "Risk Factors" herein. These forward-looking statements can be generally identified as such because the content of the statements will usually contain such words as the Company or management "believes," "anticipates," "expects," "hopes," and words of similar import. Similarly, statements that describe the Company's future plans, objectives, goals or strategies are forward-looking statements.

OVERVIEW

           ENVOY Corporation ("ENVOY" or the "Company") is a leading provider of electronic data interchange ("EDI") and transaction processing services to participants in the health care market, including pharmacies, physicians, hospitals, dentists, billing services, commercial insurance companies, managed care organizations, state and federal government agencies and others.

           On February 27, 1998, the Company completed business combinations with the ExpressBill Companies pursuant to separate agreements and plans of merger for an aggregate of 3.5 million shares of the Company's Common Stock (the "Common Stock"). These combinations have been accounted for as poolings of interests, and the historical financial statements of the Company for all periods have been restated to include the accounts and results of operations of the ExpressBill Companies.

           The Company also has made several acquisitions since the beginning of 1996, including the acquisitions of National Electronic Information Corporation ("NEIC") and several other businesses in 1996 (collectively, the "1996 Acquired Businesses") and Healthcare Data Interchange Corporation ("HDIC") and Diverse Software Solutions, Inc. ("DSS") in 1997 (collectively, the "1997 Acquired Businesses"). The 1996 Acquired Businesses and 1997 Acquired Businesses are sometimes collectively referred to herein as the "Acquired Businesses." These acquisitions were accounted for under the purchase method of accounting and, as a result, the Company has recorded the assets and liabilities of the Acquired Businesses at their estimated fair values, with the excess of the purchase price over these amounts being recorded as goodwill. In connection with the allocation of purchase price for these Acquired Businesses, valuations of all identified intangible assets of these Acquired Businesses were made. The intangible assets of the Acquired Businesses included in-process technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use. Pursuant to applicable accounting pronouncements, the amounts of the purchase price allocated to these projects were expensed. In previously issued financial statements, the Company recorded write-offs for acquired in-process technology of $30.7 million in 1996 and $38.0 million in 1997 in connection with certain of the Acquired Businesses, including NEIC, DSS and HDIC. After discussions with the Staff of the Commission, the Company has reduced the amount of the write-offs for acquired in-process technology to $8.7 million in 1996 and $6.6 million in 1997. These reductions have been reallocated to goodwill and to other intangible assets and the Company's consolidated financial statements have been restated to reflect such adjustments as described below and in Note 2 of the Notes to Consolidated Financial Statements. See also "--Acquired In-Process Technology." The financial statements for all periods reflect the operations of the Acquired Businesses for the periods after their respective dates of acquisition.

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

           The Company's revenues principally have been derived from EDI and transaction processing services to the health care market which generally are paid for by the health care providers or third-party payors. Revenues generally are earned on a per transaction basis. In addition, total revenues include non-transaction based revenues derived from the ExpressBill Companies and some of the Acquired Businesses. This revenue includes maintenance, licensing and support activities, as well as the sale of ancillary software and hardware products and, in the case of the ExpressBill Companies, certain printing services.

           The Company's revenues generally are comprised of the following types of EDI and transaction processing services: (i) pharmacy EDI, (ii) medical and other EDI and (iii) patient statements. The table below shows the number of transactions processed by the Company for the periods presented:



                                         YEAR ENDED DECEMBER 31,
                               1995              1996               1997
                           ---------------------------------------------------
                                                          (in thousands)

Pharmacy EDI.............        363,084          478,526              597,609
Medical and other EDI....         15,308          132,724              215,437
Patient statements.......         24,582           54,251               99,823
                           -------------      -----------      ---------------
           Totals........        402,974          665,501              912,869
                           =============      ===========      ===============


The transactions reflected above include the transactions of the Acquired Businesses from the date of acquisition, and include the transactions of the ExpressBill Companies for all periods.

           While pharmacy EDI transactions currently represent a majority of the Company's total transactions, the fees associated with these transactions are significantly less on a per transaction basis than those received for medical EDI and patient statement transactions. As a result, pharmacy EDI revenue constituted less than 19% of the Company's total revenues in 1997. For 1997, the pharmacy EDI business grew at a rate of approximately 25%, less than half of the rate experienced in the Company's other businesses based on the number of transactions processed. The Company believes the limited growth in the Company's pharmacy EDI revenues as compared to the Company's medical EDI and patient statement revenues primarily is the result of two factors. First, the acquisitions of the Acquired Businesses have contributed significantly to the growth of the medical EDI and patient statement business, and the Company has not made any acquisitions in the pharmacy EDI business. In addition, the Company believes that growth in the pharmacy EDI business has not been as great as in the medical EDI and patient statement business because of the larger market penetration in the more mature pharmacy EDI business. As a result, the Company expects its pharmacy EDI business as presently conducted to represent a decreasing portion of the Company's total revenues in the future. As the mix of the Company's business changes, a decline in the growth rates associated with the Company's medical EDI and patient statement business could have a material adverse effect on the financial condition and operating results of the Company. There can be no assurance that the mix of the Company's business or growth rates will continue at their current level.

           The Company receives a large number of medical EDI transactions from practice management system ("PMS") vendors and other claims clearinghouses. These third parties aggregate medical EDI transactions from health care providers, but require a clearinghouse (such as ENVOY) with direct connections to payors in order to complete the processing of the transactions. ENVOY typically receives revenue from payors on these transactions, and pays rebates based on volume to exclusive and preferred vendors as an inducement to use ENVOY as the clearinghouse for these transactions. If the mix of transaction volume continues to shift to large PMS vendors or claims clearinghouses, the

Company's business may increasingly become dependent on the Company's ability to maintain or establish successful relationships with such third parties. In the event the Company is not able to maintain or establish relationships with major third party PMS and claims clearinghouse vendors to induce them to continue to send transactions to ENVOY, the Company's business, operating results or financial condition may be adversely affected.

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

RESULTS OF OPERATIONS

           The following table presents, for the periods indicated, the percentage relationship certain statements of operations items bear to revenues.



                                                                             YEAR ENDED DECEMBER 31,
                                                            1995                      1996                      1997
                                                       -------------------------------------------------------------------
Revenues........................................            100.0%                    100.0%                    100.0%
Cost of revenues................................             55.5                      48.0                      46.7
Selling, general and administrative expenses....             32.6                      27.2                      23.8
Research and development expenses...............              4.3                       2.0                       1.6
Depreciation and amortization expenses..........              8.0                      28.2                      25.0
Merger and facility integration costs...........            ---                         5.2                     ---
Write-off of acquired in-process technology.....            ---                         9.6                       4.8
EMC losses......................................            ---                         0.6                     ---
                                                       ---------------          ----------------          ----------------
Operating income (loss).........................             (0.3)                    (20.7)                     (1.9)
Interest income.................................              1.1                       1.1                       1.0
Interest expense................................             (1.9)                     (3.2)                     (1.2)
                                                       ---------------          ----------------          ----------------
Income (loss) from continuing operations before
           income taxes and loss in investee....              (1.2)                    (22.7)                     (2.1)
Provision (benefit) from income taxes...........              (0.2)                      1.9                       4.6
Loss in investee................................              (5.2)                    ---                       ---
                                                       ---------------          ----------------          ----------------
Income (loss) from continuing operations........              (6.2)%                   (24.6)%                    (6.7)%
                                                       ===============          ================          ================

FISCAL YEAR 1997 AS COMPARED WITH 1996

           Revenues. Revenues for the year ended December 31, 1997 were $137.6 million compared to $90.6 million for the same period last year, an increase of $47.0 million or 51.9%. The increase in revenue is primarily due to a 37.2% increase in transactions in 1997 compared to 1996. Transaction growth was derived from both internal growth and the Acquired Businesses. Without the increased transaction volume from the Acquired Businesses, transaction growth would have been 32.3%. In addition, the acquisition of DSS provided additional revenues of $2.8 million from software licensing, maintenance and support activities.

           Cost of Revenues. Cost of revenues includes the cost of communications, computer operations, operating supplies, product development and customer support, as well as the cost of hardware sales and rebates to third parties for transaction processing volume. Cost of revenues for 1997 was $64.2 million compared to $43.5 million for 1996, an increase of $20.7 million or 47.6%. The dollar increase is attributable to the additional costs associated with the increased transaction volume, the inclusion of the Acquired Businesses following the date of acquisition and increases in rebates paid to third parties in connection with medical EDI transactions. These third parties aggregate medical EDI transactions from health care providers, but require a clearinghouse (such as ENVOY) with direct connections to payors in order to complete the processing of the transactions. ENVOY typically receives revenue from payors on these transactions, and pays rebates based on volume to certain of these third parties as an inducement to use ENVOY as their clearinghouse for these transactions. The increase in rebates to third parties was approximately $4.7 million, and primarily results from an increase in the volume of claims received from certain large third party vendors and claim clearinghouses. If the mix of revenues continues to shift toward larger vendors and claim clearinghouses, the Company expects rebates to represent an increasing portion of its costs of revenues. As a percentage of revenues, cost of revenues improved to 46.7% in 1997 compared to 48.0% in 1996. The improvement primarily is attributable to the Company's ability to spread certain fixed costs of revenue over a larger base of revenues.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing, finance, accounting and administrative costs. Selling, general and administrative expenses for 1997 were $32.7 million compared to $24.6 million in 1996, an increase of 32.9%. The dollar increase is the result of the inclusion of the Acquired Businesses following the date of acquisition and the required infrastructure to support the larger base of revenues. As a percentage of revenues, selling, general and administrative expenses decreased to 23.8% for 1997 compared to 27.2% for 1996. The improvement is attributable to a larger base of revenues and the elimination of certain duplicative costs realized in connection with the Acquired Businesses following the date of acquisition.

           Research and Development Expenses. Expenses related to research and development of new products are expensed as incurred until technological feasibility is established for the product. Thereafter, all development costs are capitalized until the products are available for general use by customers. Research and development expenses for the year ended December 31, 1997 were $2.2 million compared to $1.8 million in 1996.

           Depreciation and Amortization Expenses. Depreciation and amortization expense relates primarily to host computers, communications equipment and goodwill and identifiable intangible assets related to acquisitions. Depreciation and amortization expenses for 1997 were $34.4 million compared to $25.5 million for 1996. The increase in 1997 is primarily the result of the amortization of $28.3 million in goodwill and identifiable intangible assets related to the Acquired Businesses, compared with $20.6 million in 1996. Depreciation and amortization increased further as the result of the additional investment in host computer systems and software to expand the Company's transaction processing capabilities. At December 31, 1997, the Company had net goodwill of $67.0 million associated with the Acquired Businesses remaining to be amortized over periods of three to 15 years following the acquisitions. In addition, the Company had net identifiable intangible assets of $27.4 million remaining to be amortized over two to ten year time periods, as applicable.
See "--Acquired In-Process Technology."

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

           Write-off of Acquired In-Process Technology. The Company recorded write-offs of acquired in-process technology of $6.6 million and $8.7 million in 1997 and 1996, respectively. The 1997 write-offs related to the HDIC and DSS acquisitions, and the 1996 write-offs related to the NEIC and Teleclaims acquisitions. These amounts represent an allocation of purchase price to projects that primarily included: (i) projects aimed at facilitating the ease of participation of health care providers into clearinghouse technologies and ensuring compliance with regulatory and other industry standards; (ii) the development of new transaction sets which would allow health care providers to submit additional health care transactions electronically; and (iii) the development of additional interfaces and functionality for accounts receivable management service offerings provided by DSS. Such amounts were charged to expense because the projects related to research and development that had not reached technological feasibility and for which there was no alterative future use. See "--Acquired In-Process Technology."

           Net Interest Expense. The Company recorded a net interest expense of $265,000 for 1997 compared to net interest expense of $1.8 million for 1996. Interest income increased to $1.3 million in 1997 compared to $1.0 million in 1996, primarily because of an increase in the amount of cash available for investment during 1997. In this regard, operating activities provided cash of $22.0 million in 1997 compared to $3.2 million in 1996, and the Company's August 1996 public offering of 3,320,000 shares of Common Stock provided cash of approximately $83.0 million. The proceeds from this public offering were used, in part, to retire indebtedness under a $25 million term loan and $12.9 million outstanding under the Company's revolving credit facility. Primarily as a result of these debt repayments, interest expense decreased to $1.6 million in 1997 compared to $2.9 million in 1996.

           Income Tax Provision (Benefit). The Company's income tax provision for 1997 was $6.3 million compared to $1.7 million in 1996. The tax benefit recorded in 1997 reflects a deferred income tax benefit of $2.3 million associated with the $6.0 million charge for the write-off of acquired in-process technology related to the HDIC acquisition. Amortization of certain goodwill and identifiable intangible assets is not deductible for income tax purposes.

FISCAL YEAR 1996 AS COMPARED WITH 1995

           Revenues. Revenues for the year ended December 31, 1996 were $90.6 million compared to $34.2 million for the same period in 1995, an increase of $56.4 million or 165%. This increase is primarily attributable to additional revenues generated from the 1996 Acquired Businesses following the date of acquisition and a 31.8% increase in pharmacy EDI transactions over 1995.

           Cost of Revenues. Cost of revenues in 1996 was $43.5 million compared to $19.0 million in 1995, an increase of 129%. The dollar increase is attributable to the inclusion of results of the 1996 Acquired Businesses following the date of acquisition and increased transaction volume in the Company's pre-acquisition business. As a percentage of revenues, cost of revenues was 48.0% in 1996 compared to 55.5% in 1995. The improvement is attributable to the inclusion of results of the 1996 Acquired Businesses following the date of acquisition, which historically experienced higher gross profit margins than those of the Company's pre-acquisition business.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1996 were $24.6 million compared to $11.2 million in 1995, an increase of 120%. These expenses increased due to the inclusion of results of the 1996 Acquired Businesses following the date of acquisition and the additional costs associated with such acquisitions. As a percentage of revenues, selling, general and administrative expenses decreased to 27.2% for 1996 compared to 32.6% for 1995. The improvement is attributable to a larger base of revenues, as well as the elimination of certain duplicative costs realized in connection with the 1996 Acquired Businesses following the date of acquisition.

           Research and Development Expenses. Research and development expenses for the year ended December 31, 1996 were $1.8 million, compared to $1.5 million in 1995.

           Depreciation and Amortization Expenses. Depreciation and amortization expenses for 1996 were $25.5 million compared to $2.7 million for 1995. The increase is the result of the amortization of goodwill and identifiable intangible assets during 1996 of $20.6 million primarily related to the 1996 Acquired Businesses. See "--Acquired In-Process Technology." Depreciation and amortization increased further as the result of the additional investment in host computer systems during 1996 to expand the Company's transaction processing capabilities.

           Merger and Facility Integration Costs. The Company recognized merger and facility integration costs in 1996 of $4.7 million related to the NEIC and Teleclaims acquisitions.

           Write-off of Acquired In-Process Technology. The Company recorded a write-off of acquired in-process technology of $8.7 million in 1996 related to the NEIC and Teleclaims acquisitions. These amounts represent an allocation of purchase price to projects that primarily were aimed at facilitating the ease of participation of health care providers into clearinghouse technologies and ensuring compliance with regulatory and other industry standards. Such amounts were charged to expense because the projects related to research and development that had not reached technological feasibility and for which there was no alternative future use. See "--Acquired In-Process Technology."

           EMC Losses. In January 1995, ENVOY acquired a 17.5% interest in EMC*Express, Inc. ("EMC"). In connection therewith, the Company also entered into an agreement for the management of EMC, which required the Company to fund certain of EMC's operating costs in the form of advances, and acquired an option to purchase the remaining 82.5% interest in EMC for approximately $2.7 million. At December 31, 1995, the Company determined it would terminate the management agreement and would not exercise its option to purchase the remaining 82.5% interest in EMC, principally as a result of similar products and technology being available to the Company through the acquisition of NEIC, EMC's poor operating performance and the belief that operating losses at EMC likely would continue. As such, the Company determined that it was probable an impairment of its equity investment in EMC as of

December 31, 1995 had occurred and recorded an adjustment to recognize an impairment in the carrying value of its investment, including writing off advances and providing for future commitments to EMC at the time when the Company's investment was recorded at net realizable value of zero. As a result, the Company recognized losses in 1996 of $540,000 relating to the funding of EMC operating losses through the termination date of the management agreement in March 1996. Based upon the Company's decision to terminate the management agreement, the Company discontinued the equity method of accounting for EMC and began accounting for the investment on a cost basis. Accordingly, the loss related to EMC has been charged to operating expense. Following the termination of the management agreement and option, certain shareholders of EMC filed a lawsuit against the Company asserting claims for breach of contract and negligent conduct. In October 1996, the Company acquired the remaining 82.5% interest in EMC for $2.0 million in cash and settled the related lawsuit for $300,000. In connection with the Company's acquisition of the remaining 82.5% interest in EMC, the Company recorded identifiable intangible assets of approximately $1.9 million related to the customer base acquired from EMC.

           Net Interest Expense. The Company recorded net interest expense in 1996 of $1.8 million compared to $279,000 of net interest expense for 1995. Interest income increased to $1.0 million in 1996 compared to $380,000 in 1995, primarily because of an increase in the amount of cash available for investment following the Company's August 1996 public offering of 3,320,000 shares of Common Stock. Interest expense increased to $2.9 million in 1996 compared with $659,000 in 1995, primarily as a result of borrowings under the Convertible Notes and borrowings under the Company's bank credit facilities.

         Income Tax Provision (Benefit). The Company's income tax provision in 1996 was $1.7 million compared to an income tax benefit of $50,000 in 1995.

ACQUIRED IN-PROCESS TECHNOLOGY

           In connection with the purchases of certain of the Acquired Businesses, including NEIC, DSS and HDIC, the Company made allocations of the purchase price to acquired in-process technology. These amounts were expensed as non-recurring charges on the respective acquisition dates of the Acquired Businesses because the acquired in-process technology had not yet reached technological feasibility and had no future alternative uses. In previously issued financial statements, the Company recorded write-offs for acquired in-process technology of $30.7 million in 1996 and $38.0 million in 1997 in connection with such acquisitions. The Staff of the Commission, in its review of a registration statement filed by the Company in May 1998 relating to a proposed underwritten public offering by certain shareholders of the Company, commented on the valuation of the in-process research and development costs for the NEIC, DSS and HDIC acquisitions. After further discussions with the Staff of the Commission, the Company has reduced the amount of the write-offs for acquired in-process technology to $8.7 million in 1996 and $6.6 million in 1997. These reductions have been reallocated to goodwill or other intangible assets to reflect such adjustments as more particularly set forth below.

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

           - On-Line. This product is an application that performs "screen scraping" (i.e., it captures data from a screen presentation and creates an American National Standards Institute 270 eligibility request.) The Company estimates this project, which was approximately 75% complete at December 31, 1997 and is expected to be completed during the second quarter of 1998, was approximately 35% complete at the date of the NEIC acquisition.

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

At the time of the NEIC valuation, the expected total costs of all such projects were approximately $4.0 million. As of March 1998, approximately $1.8 million had been incurred since the date of the NEIC acquisition for these projects, and there were no additional expected costs to complete the research and development projects acquired from NEIC.

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

           - Billing and 72-Hour Compliance. This product processes all emergency room billings and collections, in addition to tracking patients throughout the emergency/casualty process. The Company estimates this project was approximately 50% complete at the date of the DSS acquisition. This project was 90% complete at December 31, 1997 and is expected to be completed during the first quarter of 1998.

           - Registration. This product facilitates access to patient records, as well as providing basic patient information to payors. The Company estimates this project was approximately 25% complete at the date of the DSS acquisition. The Company estimates that this project was approximately 35% complete as of December 31, 1997, and is expected to be completed during the fourth quarter of 1998.

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

At the time of the DSS valuation, the expected total costs of all such projects totaled approximately $300,000. Approximately $150,000 had been incurred since the date of the DSS acquisition for these projects through March 31, 1998, and the Company estimates that approximately $50,000 will be required to complete the remaining research and development projects. The remaining efforts to complete the Registration and Collections products include the selection of appropriate sites for testing and completion of the work necessary to develop and test the working prototypes.

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

           A brief description of each of the seven in-process projects is set forth below:

           - Real-time referrals. This product is designed to allow batch or on-line real-time transaction processing for referral authorization and the ability to receive or confirm acknowledgment through the Company's network that a valid referral is on file with the primary care provider ("PCP"). The Company estimates this project was approximately 25% complete at the date of the HDIC acquisition. This project was approximately 65% complete at December 31, 1997, and is expected to be completed during the second quarter of 1998.

           - Vision claims. This product is designed to provide the capability for health care providers to submit vision claims and vision related information electronically. The Company estimates this project was approximately 35% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 85% complete as of December 31, 1997, and is expected to be completed during the third quarter of 1998.

           - Lab utilization/results. This product is designed to allow electronic transmission of lab testing requests and reporting of lab results. The Company estimates this project was approximately 50% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 70% complete as of December 31, 1997, and is expected to be completed during the third quarter of 1998.

           - Provider directories. This product is designed to allow for the maintenance of reference information related to health care providers and provider networks. The Company estimates this project was approximately 15% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 55% complete as of December 31, 1997, and is expected to be completed in the fourth quarter of 1998.

           - Real-time encounters/claims. This product is designed to allow batch or on-line real-time transaction processing for the transmission of encounter data from the PCP or a capitated specialist to the insurer, and the subsequent acknowledgment of receipt. The Company estimates this project was approximately 45% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 70% complete as of December 31, 1997, and is expected to be completed during the first quarter of 1999.

           - Electronic pre-certifications. This product is designed to allow batch or real-time batch transaction processing for the request and authorization to perform non-capitated procedures or hospital admissions. This transaction is initiated from the PCP, specialist hospital or other delivery system. The Company estimates this project was approximately 35% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 40% complete as of December 31, 1997, and is expected to be completed during the second quarter of 1999.

           - Rosters through the Internet. This product is designed to use the Internet as a means to deliver to health care providers managed care program eligibility status and capitated payment information. The Company estimates this project was approximately 50% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 75% complete as of December 31, 1997, and is expected to be completed during the third quarter of 1999.

At the time of the HDIC valuation, the expected total costs of all such projects was approximately $3.0 million. Approximately $400,000 has been incurred since the date of the HDIC acquisition for these projects through March 31, 1998, and the Company estimates that approximately $1.4 million will be required to complete the remaining research and development projects. The remaining efforts to complete these projects include the processes of planning and coding the primary applications and customer interfaces, testing such coding and interfaces, and introducing such processes into production environments at Company and customer locations.

LIQUIDITY AND CAPITAL RESOURCES

           The Company has incurred operating losses in recent years primarily as a result of substantial non-cash depreciation and amortization charges, together with the write-off of acquired in-process technology related to the Acquired Businesses. During these periods, however, operations have generated positive cash flows of $1.8 million in 1995, $3.2 million in 1996 and $22.0 million in 1997.

           Investing activities consist primarily of payments for acquired businesses and purchases of property and equipment. Investing activities used $13.3 million in 1995, $94.0 million in 1996 and $51.2 million in 1997.

           Financing activities consist primarily of proceeds from the issuance of capital stock, and proceeds from and payments on debt. Financing activities provided $7.4 million in 1995, $127.2 million in 1996 and $1.0 million in 1997.

           The Company purchases additional computer hardware and software products from time to time as required to support the Company's business. The Company incurred capital expenditures of $8.7 million and $5.4 million for 1997 and 1996, respectively, primarily for computer hardware and software products. The Company currently estimates that total capital expenditures for 1998 will be approximately $8 to $9 million.

           The Company is expensing as incurred all costs associated with system changes related to its Year 2000 compliance project. The Company estimates that the total cost of the Year 2000 expenses will be approximately $4.0 million, of which approximately $2.5 million will be incurred during 1998. These costs are being funded with available cash. See "Risk Factors--Year 2000 Compliance."

           At February 28, 1998, the Company had no amounts outstanding under its $50 million revolving credit facility. Any future borrowings made under the credit facility would bear interest at a rate equal to the Base Rate (as defined in the credit facility) or an index tied to LIBOR. Any future borrowings under the credit facility would be due and payable in full on June 30, 2000. The credit facility contains financial covenants applicable to the Company and its subsidiaries, including ratios of debt to capital, annualized EBITDA to annualized interest expense and certain other financial covenants customarily included in a credit facility of this type. The Company and its subsidiaries also are subject to certain restrictions relating to payment of dividends to shareholders of the Company, acquisitions, incurrence of debt and other restrictive provisions; however, there are no restrictions on the ability of the Company's subsidiaries to transfer funds to the Company in the form of dividends, loans or advances. The credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

           In February 1998, the Company issued 3.5 million shares of Common Stock in connection with the ExpressBill Companies' business combinations. Also in February 1998, 930,233 shares of the Series B Preferred Stock were converted into an equal number of shares of Common Stock. As a result of these transactions, the number of shares of Common Stock outstanding increased by approximately 4.4 million shares, or 27%, to 21.1 million shares.

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

           Based on current operations, anticipated capital needs to fund known expenditures and current acquisitions, the Company believes its available cash, cash flow from operations and the $50.0 million revolving credit facility will provide the capital resources necessary to meet its liquidity and cash flow requirements over the next 12 months, including the Company's current short-term obligations. The Company believes that present funding sources will provide the ability to meet long-term obligations as they mature. As of December 31, 1997, the Company's long-term obligations totaled $11.3 million, and consisted of $527,000 in long-term debt net of current portion, $1.6 million in non-current deferred income tax liabilities, and $9.2 million in long-term obligations related to unfavorable contracts assumed in connection with the HDIC acquisition. Such amounts relate primarily to the Company's obligations under the AUSHC services agreement to assume a portion of the transaction processing fees related to certain secondary Medicare transactions, and existing agreements assumed by the Company with several businesses that served as claims clearinghouses for AUSHC prior to the HDIC acquisition. The Company's available cash is invested in interest bearing securities with maturities of up to 30 days.

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

           Limited Operating History; Recent Losses. The health care EDI and transaction processing industry is relatively new, and the Company's operating history is relatively limited. ENVOY has experienced substantial net losses in recent years, including a net loss of approximately $9.2 million for the year ended December 31, 1997, and had an accumulated deficit of approximately $51.8 million as of December 31, 1997. In order to achieve long-term profitability, the

Company must successfully implement its business strategy and increase its revenues, while controlling expenses. There can be no assurance that the Company will achieve long-term profitability.

           Financial Impact of Recent Acquisitions. The Company has recently completed several acquisitions, which have created a significant expansion of ENVOY's overall business. As a result of the accounting treatment for these acquisitions, including the acquisitions of NEIC in March 1996 and HDIC in August 1997, the Company's results of operations have been negatively impacted. A brief description of significant terms of the NEIC and HDIC acquisitions follows:

                     NEIC. The Company acquired NEIC for approximately $94.3 million, including fees, expenses and other costs associated with the acquisition. In connection with the acquisition, the Company recognized a write-off of acquired in-process technology of approximately $8.0 million. As a result of the NEIC acquisition, the Company is amortizing $59.6 million of goodwill over a three year period, and such amortization will adversely affect the Company's results of operations through March 1999.

                     HDIC. The Company completed the acquisition of HDIC for approximately $36.4 million in cash and the assumption of approximately $14.8 million of liabilities. In addition, the Company and AUSHC simultaneously entered into a long-term services agreement under which AUSHC agreed to use the Company as its single source clearinghouse and EDI network for all AUSHC electronic health care transactions. The Company recorded approximately $45.1 million of goodwill and identifiable intangible assets related to the HDIC acquisition and is amortizing the related goodwill of $38.1 million over a period of 15 years. Also recorded as part of the HDIC acquisition was a write-off of acquired in-process technology of $6.0 million.

Amortization expense related to acquisitions is expected to be approximately $28.3 million in 1998 and $10.8 million in 1999, including $5.6 million in the three months ended March 31, 1999. The consummation of additional acquisitions may significantly increase amortization costs and result in significant write-offs of acquired in-process technology. The amounts allocated under purchase accounting to developed technology and in-process technology in those acquisitions involve valuations utilizing estimations of future revenues, expenses, operating profit and cash flows. The actual revenues, expenses, operating profit and cash flows from the acquired technology recognized in the future may vary materially from such estimates.

           Acquisition Strategy; Impact on Operating Results; Need for Capital. The Company's strategy includes acquisitions of related health care information businesses and other companies complementary to its business. The success of any such acquisition will depend on many factors, including the Company's ability to identify suitable acquisition candidates, the purchase price, the availability and terms of financing, and management's ability to integrate effectively the acquired services, technologies (including different transaction processing systems) or businesses into the Company's operations. Significant competition for acquisition opportunities exists in the health care EDI and transaction processing industry, which may significantly increase the costs of and decrease the opportunities for acquisitions. Although ENVOY is actively pursuing potential acquisitions, there can be no assurance that any acquisition will be consummated. Further, to the extent that the Company is able to consummate an acquisition, no assurance can be given that the Company will be able to operate any acquired business profitably or otherwise successfully implement its expansion strategy. In that regard, the Company has, in the past, experienced temporary declines in customer service due to computer down time and inexperienced customer service representatives in connection with the integration of certain acquired businesses. Although the Company believes that it has resolved such problems and that there has been no material adverse effect in the Company's operating results to date, there can be no assurance that the Company will not experience temporary declines in customer service in the future, which could materially adversely affect the Company's business, operating results or financial condition. ENVOY may finance future acquisitions through borrowings or the issuance of debt or equity securities. Although the Company historically has obtained financing on reasonable terms, there can be no assurances that future lenders will extend credit, or extend credit on favorable terms. Further, any issuance of equity securities could have a dilutive effect on the holders of Common Stock. Such acquisitions may result in the recognition by the Company of significant goodwill and other intangible assets, increases in the amount of depreciation and amortization expense and write-offs of acquired in-process technology, all of which could adversely affect the Company's operating results in future periods. The amounts allocated under purchase accounting to developed technology (which must be amortized) and in-process technology (which must be expensed) involve valuations utilizing estimations of future revenues, expenses, operating profit and cash flows. The actual revenues, expenses, operating profit and cash flows from such technology may vary materially from such estimates.

           Customer Concentration. Primarily as a result of the HDIC acquisition, the Company has one customer, AUSHC, that accounted for approximately 12% of the Company's consolidated revenues for 1997. Prior to 1997, no customer accounted for more than 10% of the Company's revenues. Concurrently with the HDIC acquisition, the Company and AUSHC entered into a ten year services agreement which requires AUSHC to use the Company as its single source clearinghouse and EDI network for all AUSHC electronic health care transactions, and contains fixed fee pricing for the first five years of the agreement. The AUSHC services agreement specifies performance criteria for the Company requiring the Company to maintain certain minimum transaction volumes and service levels, and to perform marketing services designed to increase the use of the Company's services by AUSHC providers. In the event of an uncured material default by either party, the AUSHC services agreement can be terminated by the non-defaulting party prior to the expiration of its term on 180 days' notice. The Company believes that it is currently in compliance in all material respects with the terms of the AUSHC services agreement.

           Further consolidation in the health care industry is likely to increase customer concentration and may increase the Company's dependency on a limited number of customers. In that regard, the Company receives a large number of medical EDI transactions from PMS vendors and other claims clearinghouses. These third parties aggregate medical EDI transactions from health care providers, but require a clearinghouse (such as ENVOY) with direct connections to payors in order to complete the processing of the transactions. ENVOY typically receives revenue from payors on these transactions, and pays rebates based on volume to exclusive and preferred vendors as an inducement to use ENVOY as the clearinghouse for these transactions. If the mix of transaction volume continues to shift to large PMS vendors or claims clearinghouses, the Company's business may increasingly become dependent on the Company's ability to maintain or establish successful relationships with such third parties. In the event the Company is not able to maintain or establish relationships with major third party PMS and claims clearinghouse vendors to induce them to continue to send transactions to ENVOY, the Company's business, operating results or financial condition may be adversely affected. In addition, a significant portion of NEIC's revenues has been generated by five major insurance company payors who were shareholders of NEIC before its acquisition by ENVOY. Although each of these carriers has continued to use the Company's services after the acquisition of NEIC, they have no minimum transaction commitment to the Company in the future, and there can be no assurance that the volume of business generated by these payors will not decline or terminate. The termination of the AUSHC services agreement or the loss of one or more other significant customers could have a material adverse effect on the Company's business, operating results or financial condition.

           Year 2000 Compliance. The Year 2000 issue is primarily the result of many computer programs and data structures' failure to include the century when storing the representation for a year. During 1997, the Company developed and began implementing a plan to ensure its computer systems will be Year 2000 compliant. An inventory of all relevant software and hardware was taken to determine the state of compliance. Some systems require no changes because they already conform to the 4-digit-year configuration which is the basis for the Year 2000 issue. The Company intends to replace or modify the remaining systems as needed to properly display dates and perform date arithmetic. The Company anticipates commencing testing with customers and other third parties in the second quarter of 1998 with completion expected in June 1999. In addition to validating the Company's internal program changes, this testing will determine the readiness of the Company's customers to deal with the Year 2000 issue in their own systems. Where warranted, the Company may assist customers in dealing with the changes required to be compliant to ensure successful information processing for all parties. Because of the nature of the Company's business, the success of the Company's efforts may depend on the success of providers, payors and others in dealing with the Year 2000 issue. Total costs of the Company's Year 2000 project is estimated to be $4.0 million and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes as the costs are being incurred. The Company estimates that Year 2000 expense for 1998 will be approximately $2.5 million. There can be no assurance, however, that actual costs necessary to deal with these issues will not exceed estimated amounts. If the Company or third parties with which it interacts are unable to deal successfully with the Year 2000 issue, such inability could have a material adverse effect on the Company's business, results of operation or financial condition.

           Reliance on Data Centers. ENVOY's real-time EDI transaction processing services depend on its host computer system which is contained in a single data center facility. In addition, the Company's primary batch claims processing capacity is outsourced to GTE Data Services Incorporated, located in Tampa, Florida ("GTEDS"), which processes claims through a single computer center. The contractual arrangement between the Company and GTEDS requires GTEDS to maintain 24 hours a day, seven days a week processing capability and a "hot site" disaster recovery system. The Company's current contract with GTEDS expires in December 1998. Any failure to renew this contract, or the failure to renew the contract on favorable terms, could have a material adverse effect on the Company's business, operating results or financial condition. The Company also operates a batch claims processing center which is contained in a single data center facility in Oklahoma City, Oklahoma for the processing of Blue Cross, Blue Shield, Medicare and Medicaid claims. Although ENVOY is currently evaluating certain disaster recovery alternatives, neither the real-time host computer system nor the Oklahoma City batch claims center have a remote backup data center. Furthermore, while the Company has insurance coverage for the Company's host computer system and data centers, there can be no assurance that fire or other disaster affecting such data centers would not disable the Company's respective systems or otherwise have a material adverse effect on the Company's business, financial condition or results of operations. In addition, a disruption in service due to service problems, delays or outages from GTEDS providing batch claims processing services to the Company could have a material adverse effect on the Company's business, operating results or financial condition.

           Development of Electronic Processing in the Health Care Industry. ENVOY's strategy anticipates that electronic processing of health care transactions, including transactions involving clinical as well as financial information, will win market acceptance and that providers and third-party payers increasingly will use EDI and transaction processing networks for the processing and transmission of data. Electronic transmission of health care transactions is still developing, and complexities in the nature and types of transactions which must be processed has hindered to some degree the development and acceptance of electronic processing in this market. In addition, while the multiplicity of claims forms and formats used by the many different third-party payers fostered the development of EDI and transaction processing clearinghouses, the standardization of these claims formats, whether due to consolidation in the industry or otherwise, could reduce the use of EDI and transaction processing clearinghouses. There can be no assurance that continued conversion from paper-based transaction processing to electronic transaction processing in the health care market will occur or that, to the extent it does occur, health care providers and payers will use independent networks such as those being developed by the Company.

           Competition. ENVOY faces significant competition in the health care sector of the EDI and transaction processing market from companies that are similarly specialized, including former regional partners of the Company that have direct provider relationships, and also from companies that are involved in other, more highly developed sectors of the EDI and transaction processing market. The Company also faces competition from other companies, such as vendors of provider information management systems, which have added or may add their own proprietary transaction processing systems to existing or future products. As a result of such competition, the Company may be pressured to reduce per transaction prices or eliminate per transaction prices altogether. If electronic transaction processing becomes the standard for claims and information processing, a number of larger and better capitalized entities may elect to enter the industry and further increase competitive pricing pressures. Many of the Company's existing and potential competitors are larger and have significantly greater financial, marketing, technological and other resources than the Company.

           Availability of Direct Links. Certain third-party payors provide electronic data transmission systems to health care providers that establish a direct link between the provider and the payer, bypassing third-party processors such as the Company. Any significant increase in the utilization of direct links between health care providers and payers would have a material adverse effect on the Company's business, operating results and financial condition.

           Uncertain Regulatory Environment and Consolidation in the Health Care Industry. The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care industry participants. Federal and state legislatures periodically consider programs to modify or amend the United States health care system at both the federal and state level. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates or otherwise change the environment in which health care industry participants operate. Health care industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including investments in the Company's services and products.

           In addition, many health care providers are consolidating to create larger health care delivery organizations. This consolidation reduces the number of potential customers for the Company's services, and the increased bargaining power of these organizations could lead to reductions in the amounts paid for the Company's services. Industry developments are increasing the amount of capitation-based health care and reducing the need for providers to make claims of reimbursement for products or services. Other health care information companies, such as billing services and practice management vendors, which currently utilize the Company's services, have developed or acquired transaction processing and networking capabilities and may cease utilizing the Company's services in the future. The impact of these developments in the health care EDI and transaction processing industry is difficult to predict and could have a material adverse effect on the Company's business, operating results or financial condition.

           Health Care Data Legislation. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") mandates the use of standard transactions, standard identifiers, security and other provisions, the use of which is currently scheduled to occur as early as the year 2000. HIPAA specifically names clearinghouses as the compliance facilitators for providers and payors. Clearinghouses are given the freedom to utilize non-standard transactions and convert them to the mandated standards on behalf of their clients. The Company is preparing to comply with the mandated standards within three to six months after their publication; however, the success of the Company's compliance efforts may be dependent on the success of providers, payors and others in dealing with the standards.

           Legislation which would impose restrictions on the ability of third-party processors to transmit certain patient data without specific patient consent also recently has been introduced in the U.S. Congress. Such legislation, if adopted, could adversely affect the ability of third-party processors to transmit certain data, including treatment and clinical data. The impact of the foregoing or other legislation is difficult to predict and could materially adversely affect the Company's business, operating results or financial condition.

           Evolving Industry Standards and Rapid Technological Changes. The market for the Company's business is characterized by rapidly changing technology, evolving industry standards and frequent introduction of new and enhanced products and services. ENVOY's success will depend upon its continued ability to enhance its existing products and services, to introduce new products and services on a timely and cost effective basis to meet evolving customer requirements, to achieve market acceptance for new products and services and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that competitive products and services will not be developed, or that any such competitive services will not have an adverse effect upon the Company's business, operating results or financial condition.

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

           Increasing Dependence on Medical EDI and Patient Statement Transaction Revenues. The Company's medical EDI and patient statement transaction revenues constituted approximately 70% of the Company's total revenues in 1997, and approximately 75% of the Company's total revenues in the first quarter of 1998. Although pharmacy EDI transactions currently represent a majority of the Company's total transactions, the fees associated with these transactions are significantly less on a per transaction basis than those received for medical EDI and patient statement transactions. As a result, pharmacy EDI revenue constituted less than 19% of the Company's total revenues in 1997. For 1997, the Company's pharmacy EDI business grew at less than half the rate experienced in the Company's other businesses based on the number of transactions processed. Because of the significant penetration and lower per transaction prices already existing in the more mature pharmacy EDI sector, the Company believes that its pharmacy EDI business as presently conducted will continue to represent a decreasing portion of the Company's total revenues in the future. As the mix of the Company's business changes, a decline in growth rates associated the Company's medical EDI and patient statement services business could have a material adverse effect on the Company's business, operating results or financial condition. There can be no assurance that the mix of the Company's business or growth rates will continue at their current level.

           Dependence on Key Executives. The Company's success depends upon the continued contributions of its senior management. The Company believes that its continued future success also will depend upon its ability to attract, motivate and retain highly-skilled technical, managerial and marketing personnel. The loss of the services of certain of the Company's key executives or technical personnel, particularly Fred C. Goad, Jr. and Jim D. Kever, or the inability to hire and retain qualified personnel could have a material adverse effect upon the Company's business, operating results or financial condition.

           Unauthorized Access to Data Centers. Unauthorized access to the Company's data centers and misappropriation of ENVOY's proprietary information could have a material adverse effect on ENVOY's business, operating results or financial condition. While ENVOY employs what it believes to be appropriate security measures to protect against unauthorized access to its data centers and misappropriation of its proprietary information, there can be no assurance that such unauthorized access or misappropriation could not occur. Likewise, no assurances can be made as to the security measures, if any, established by third parties for whom ENVOY processes or transmits health care information.

           Certain Anti-takeover Provisions. The charter, bylaws and shareholders' rights plan of the Company, and Tennessee law, contain certain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination involving the Company. Such provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Company's Board of Directors (the "Board of Directors") in connection with any such transaction. These provisions include a staggered Board of Directors, blank check preferred stock supermajority voting provisions, the ability to issue stock purchase rights, and the application of Tennessee law provisions on business combinations. Certain of these provisions may discourage a future acquisition of the Company not approved by the Board of Directors in which shareholders might receive a premium value for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so. In addition, the Board of Directors has the power to designate the issuance of shares of preferred stock. The rights and preferences for any series or class of preferred stock may be set by the Board of Directors, in its sole discretion and without approval of the holders of the Common Stock and the rights and preferences of any such preferred stock may be superior to those of the Common Stock, thus adversely affecting the rights of the holders of Common Stock. Furthermore, there are currently authorized and outstanding 2,800,000 shares of the Company's Series B Convertible Preferred Stock, no par value per share (the "Series B Preferred Stock"). The Series B Preferred Stock has a liquidation preference to the Common Stock and the creation of any other class or series of preferred stock senior to or pari passu with the Series B Preferred Stock.

           Volatility of Stock Price; Absence of Dividends. From time to time, there may be significant volatility in the market price for the Common Stock. Quarterly operating results of the Company, changes in earnings estimates by analysts, changes in general conditions in the Company's industry or the economy or the financial markets or other developments affecting the Company could cause the market price of the Common Stock to fluctuate substantially. In addition, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. For the foreseeable future, it is expected that earnings, if any, generated from ENVOY's operations will be used to finance the growth of its business, and that no dividends will be paid to holders of the Common Stock.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


                         Report of Independent Auditors


Board of Directors and Shareholders
ENVOY Corporation

We have audited the accompanying consolidated balance sheets of ENVOY Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the accompanying financial statement schedule filed herewith. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Professional Office Services, Inc. and XpiData, Inc., which statements reflect total assets constituting 6% in 1997 and 4% in 1996, and total revenues constituting 18% in 1997, 16% in 1996, and 24% in 1995 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Professional Office Services, Inc. and XpiData, Inc., is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ENVOY Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed more fully in Note 2, the Company and the staff of the Securities and Exchange Commission have had discussions with respect to the methods used by the Company to value acquired in-process technology. As a result of these discussions, the Company has modified the methods used to value acquired in-process technology recorded and written off in connection with the Company's 1996 acquisition of National Electronic Information Corporation and 1997 acquisitions of Healthcare Data Interchange Corporation and Diverse Software Solutions and accordingly, has restated the consolidated financial statements for the years ended December 31, 1997 and 1996 to reflect this change. Additionally, as discussed more fully in Note 2, the Company has given retroactive effect to the change in accounting for its convertible securities having a beneficial conversion feature.


                                             /s/ Ernst & Young LLP
                                                 Ernst & Young LLP
Nashville, Tennessee
March 5, 1998, except for the business
combinations accounted for as poolings
of interests referred to in Notes 1 and 4,
as to which the date is April 29, 1998;
the restatement for the beneficial conversion
feature referred to in Note 2, as to
which the date is June 26, 1998; the
restatement related to acquired in-process
technology referred to in Note 2 and the
subsequent event referred to in Note 22,
as to which the date is November 9, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Professional Office Services, Inc.:

We have audited the balance sheets of PROFESSIONAL OFFICE SERVICES, INC., not separately presented herein, as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Office Services, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                              /s/ ARTHUR ANDERSEN LLP
                                                  ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 11, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To XpiData, Inc.:

We have audited the balance sheets of XPIDATA, INC., not separately presented herein, as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XpiData, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                              /s/ ARTHUR ANDERSEN LLP
                                                  ARTHUR ANDERSEN LLP

Nashville, Tennessee
January 30, 1998

                                ENVOY Corporation

                           Consolidated Balance Sheets

                        (In thousands, except share data)


                                                                              DECEMBER 31,

                                                                   1997                         1996
                                                       -----------------------      ------------------------
                                                       (Restated - see Note 2)      (Restated - see Note 2)
Assets
Current assets:
    Cash and cash equivalents                                $8,598                       $36,737
    Trade accounts receivable, less allowance for
       doubtful accounts of $3,641 and $2,228 in
       1997 and 1996, respectively                           33,510                        24,549
    Inventories                                               2,585                         2,975
    Deferred income taxes                                     1,797                         1,309
    Other                                                     1,811                         3,000
                                                       ------------                   -----------
Total current assets                                         48,301                        68,570

Property and equipment:
    Equipment                                                35,890                        26,791
    Furniture and fixtures                                    2,433                         3,197
    Leasehold improvements                                    2,766                         2,156
                                                       ------------                   -----------
                                                             41,089                        32,144
Less accumulated depreciation and amortization              (21,581)                      (15,507)
                                                       ------------                   -----------
                                                             19,508                        16,637
Other assets:
   Goodwill, net of amortization                             67,001                        42,992
   Other intangibles, net of amortization                    27,384                        25,682
   Other                                                      4,431                         2,487
                                                       ------------                   -----------
Total assets                                               $166,625                      $156,368
                                                       ============                   ===========

See accompanying notes.

                                ENVOY Corporation

                        (In thousands, except share data)


                                                                           DECEMBER 31,
                                                               1997                          1996
                                                      ------------------------       ----------------------
Liabilities and shareholders' equity                  (Restated - see Note 2)        (Restated - see Note 2)
Current liabilities:
    Accounts payable                                            $ 3,334                               $5,707
    Accrued expenses and other current liabilities               25,362                               13,154
     Short-term debt                                              1,315                                1,781
    Current portion of long-term debt                               263                                  387
                                                             ----------                          -----------
Total current liabilities                                        30,274                               21,029

Long-term debt, less current portion                                527                                8,926

Deferred income taxes                                             1,579                                1,988

Other non-current liabilities                                     9,163                                    0

Shareholders' equity:
    Preferred stock--No par value; authorized,
        12,000,000 shares; issued, 3,730,233                     55,021                               55,021
    Common stock--No par value;
        authorized, 48,000,000 shares;
        issued, 20,075,822 and 18,854,531 in
        1997 and 1996, respectively                             114,652                              103,265
    Additional paid-in capital                                    7,208                                7,193
    Retained deficit                                           (51,799)                             (41,054)
                                                             ----------                          -----------
Total shareholders' equity                                      125,082                              124,425
                                                             ----------                          -----------
Total liabilities and shareholders' equity                     $166,625                             $156,368
                                                             ==========                          ===========

See accompanying notes.

                           ENVOY Corporation

                 Consolidated Statements of Operations

                 (In thousands, except per share data)


                                                                               YEAR ENDED DECEMBER 31,

                                                                       1997              1996            1995
                                                                    ------------------------------------------

                                                                    (Restated -      (Restated -
                                                                    see Note 2)      see Note 2)
Revenues                                                             $137,605           90,572        $ 34,197
Operating costs and expenses:
   Cost of revenues                                                    64,247           43,500          18,967
   Selling, general and administrative expenses                        32,734           24,631          11,156
   Research and development expenses                                    2,192            1,779           1,466
   Depreciation and amortization expenses                              34,432           25,497           2,725
   Merger and facility integration costs                                    0            4,664               0
   Write-off of acquired in-process technology                          6,600            8,700               0
   EMC losses                                                               0              540               0
                                                                    ------------------------------------------
Operating loss                                                         (2,600)         (18,739)           (117)

   Other income (expense):
       Interest income                                                  1,312            1,032             380
       Interest expense                                                (1,577)          (2,872)           (659)
                                                                    ------------------------------------------
                                                                         (265)          (1,840)           (279)
                                                                    ------------------------------------------
    Loss from continuing operations
        before income taxes and loss in investee                       (2,865)         (20,579)           (396)

    Provision (benefit) for income taxes                                6,333            1,717             (50)
    Loss in investee                                                        0                0          (1,776)
                                                                    ------------------------------------------
    Loss from continuing operations                                    (9,198)         (22,296)         (2,122)

    Income from discontinued operations, net of
        income taxes                                                        0                0              30

    First Data transaction expenses, including income                       0                0          (2,431)
    taxes
                                                                    ------------------------------------------

    Loss from discontinued operations                                       0                0          (2,401)
                                                                    ------------------------------------------
    Net loss                                                           (9,198)         (22,296)         (4,523)
    Less preferred stock dividends                                          0          (14,921)              0
                                                                    ------------------------------------------
    Net loss applicable to common stock                              $ (9,198)       $ (37,217)        $(4,523)
                                                                    ==========================================

     (CONTINUED)

                                ENVOY Corporation

                      (In thousands, except per share data)



                                                                         YEAR ENDED DECEMBER 31,
                                                                1997              1996              1995
                                                             ------------      -----------       ---------
    Basic and diluted net loss per common share:              (RESTATED -      (RESTATED -
                                                              SEE NOTE 2)      SEE NOTE 2)
           Loss from continuing operations                     $ (0.47)          $ (2.25)         $ (0.14)
           Loss from discontinued operations                          0                 0           (0.17)
                                                               --------         ---------        ---------
    Basic and diluted net loss per common share                $ (0.47)          $ (2.25)         $ (0.31)
                                                               ========         =========        =========

    Weighted average shares outstanding                          19,686            16,519           14,739
                                                               ========         =========        =========

    Pro forma net loss data (unaudited), reflecting pro forma tax provision on income of ExpressBill companies (see Notes 4 and 16):

           Historical loss from continuing operations
           applicable to common stock                          $ (9,198)        $ (37,217)        $ (2,122)
           pro forma adjustment to provision for
           income taxes                                           1,032               165                0
                                                               --------         ---------        ---------
           Pro forma loss from continuing operations
           applicable to common stock                           (10,230)          (37,382)          (2,122)

           Loss from discontinued operations                          0                 0           (2,401)
                                                               --------         ---------        ---------
           Pro forma net loss applicable to common             $(10,230)         $(37,382)         $(4,523)
           stock
                                                               ========         =========        =========
           Basic and diluted pro forma loss per
           common share
                     Pro forma loss-continuing                  $(0.52)           $(2.26)          $(0.14)
                     operations
                     Pro forma loss-discontinued
                     operations                                       0                 0           (0.17)
                                                               --------         ---------        ---------
           Basic and diluted pro forma net loss per
           common share                                         $(0.52)           $(2.26)          $(0.31)
                                                               ========         =========        =========



    See accompanying notes.

                           ENVOY Corporation

            Consolidated Statements of Shareholders' Equity
                            (In thousands)


                                                                                                                    ADDITIONAL
                                                                     COMMON STOCK               PREFERRED STOCK       PAID-IN
                                                                SHARES           AMOUNT       SHARES      AMOUNT       CAPITAL
                                                                -------         --------      -----      ---------     ------
    Balance at December 31, 1994                                 14,514          $11,081                              $35,190
           Stock options exercised                                  271              271                                  349
           Income tax benefit realized on exercise of stock           0                0                                   46
           options
           First Data merger:
              Stock option compensation charge                        0                0                                    0
              Equity transfer                                         0                0                              (28,430)
           Capital distributions of ExpressBill                       0                0                                    0
           Capital contributions of ExpressBill                       4                3                                   28
           Net loss                                                   0                0                                    0
                                                                -------         --------      -----      ---------     ------
    Balance at December 31, 1995                                 14,789           11,355                                7,183
           Stock options exercised                                  163              510                                    0
           Stock issued in connection with acquisitions             413            6,650      3,730      $40,100            0
           Conversion of debt to common stock                       170            1,786          0            0            0
           Proceeds from issuance of stock                        3,320           82,964          0            0            0
           Capital distributions of ExpressBill                       0                0          0            0            0
           Capital contributions of ExpressBill                       0                0          0            0           10
           Accretion of Series B preferred stock dividends            0                0          0       14,921            0
           Net loss                                                   0                0          0            0            0
                                                                -------         --------      -----      ---------     ------
    Balance at December 31, 1996 (Restated - See Note 2)         18,855          103,265      3,730       55,021        7,193

           Stock options exercised                                  437            1,844          0            0            0
           Income tax benefit realized on exercise of stock           0            1,249          0            0            0
           options
           Conversion of debt to common stock                       781            8,214          0            0            0
           Proceeds from issuance of stock                            3               80          0            0            0
           Capital distributions of ExpressBill                       0                0          0            0            0
           Capital contributions of ExpressBill                       0                0          0            0           15
           Net loss                                                   0                0          0            0            0
                                                                -------         --------      -----      ---------     ------

    Balance at December 31, 1997 (Restated - See Note (2)        20,076         $114,652      3,730      $55,021       $7,208
                                                                =======         ========      =====      =========     ======


                                                                RETAINED                      TOTAL
                                                                EARNINGS      DEFERRED     SHAREHOLDERS'
                                                               (DEFICIT)    COMPENSATION      EQUITY
                                                                -------        ---------      -------
    Balance at December 31, 1994                                 $8,558       $(1,264)        $53,565
           Stock options exercised                                    0             0             620
           Income tax benefit realized on exercise of stock           0             0              46
           options
           First data merger:
              Stock option compensation charge                        0         1,264           1,264
              Equity transfer                                    (6,989)            0         (35,419)
           Capital distributions of ExpressBill                    (212)            0            (212)
           Capital contributions of ExpressBill                       0             0              31
           Net loss                                              (4,523)            0          (4,523)
                                                                -------        ---------      -------
    Balance at December 31, 1995                                 (3,166)            0          15,372
           Stock options exercised                                    0             0             510
           Stock issued in connection with acquisitions               0             0          46,750
           Conversion of debt to common stock                         0             0           1,786
           Proceeds from issuance of stock                            0             0          82,964
           Capital distributions of ExpressBill                    (671)            0            (671)
           Capital contributions of ExpressBill                       0             0              10
           Accretion of Series B preferred stock dividends      (14,921)            0               0
           Net loss                                             (22,296)            0         (22,296)
                                                                -------        ---------      -------
    Balance at December 31, 1996 (Restated - See Note 2)        (41,054)            0         124,425

           Stock options exercised                                    0             0           1,844
           Income tax benefit realized on exercise of stock           0             0           1,249
           options
           Conversion of debt to common stock                         0             0           8,214
           Proceeds from issuance of stock                            0             0              80
           Capital distributions of ExpressBill                  (1,547)            0          (1,547)
           Capital contributions of ExpressBill                       0             0              15
           Net loss                                              (9,198)            0          (9,198)
                                                                -------        ---------      -------

    Balance at December 31, 1997 (Restated - See Note (2)      $(51,799)           $0        $125,082
                                                               ========        =========     ========


    See accompanying notes.

                                ENVOY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)



                                                                                          YEAR ENDED DECEMBER 31,
                                                                              1997                    1996                1995
                                                                       -----------------       -----------------        ---------
                                                                       (Restated - see Note 2) (Restated - see Note 2)
OPERATING ACTIVITIES:
NET LOSS                                                                  $  (9,198)              $ (22,296)             $  (4,523)
Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation and amortization                                        34,432                  25,507                  3,807
        Stock option compensation expense                                         0                       0                  1,264
        Provision for losses on accounts receivable                           1,461                   1,112                    430
        Deferred income tax provision (benefit)                                (995)                    339                     11
        Write-off of certain assets and investments                           6,600                  10,281                    820
        Changes in assets and liabilities, net of First
            Data transaction and acquired businesses:
             Decrease (increase) in accounts receivable                      (9,782)                 (8,709)                    66
             Decrease (increase) in inventories                                 388                    (543)                (1,643)
             Decrease (increase) in other current assets                        981                  (1,887)                  (619)
             Increase (decrease) in accounts payable, accrued
                        expenses and other current liabilities               (1,900)                   (621)                 2,180
                                                                          ---------               ---------              ---------
Net cash provided by operating activities                                    21,987                   3,183                  1,793

INVESTING ACTIVITIES
Net (increase) decrease in short-term investments                                 0                   5,103                 (5,103)
Purchases of property and equipment                                          (8,744)                 (5,356)                (8,507)
Decrease (increase) in other assets                                          (1,998)                      0                  1,047
Investment in EMC                                                                 0                       0                   (750)
Payments for businesses acquired, net of cash acquired of
$5,543 in 1996                                                              (40,412)                (93,744)                     0
                                                                          ---------               ---------              ---------
Net cash used in investing activities                                       (51,154)                (93,997)               (13,313)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock                                         0                  40,100                      0
Proceeds from issuance of common stock                                        3,174                  88,474                    623
Capital distributions of Express Bill                                        (1,391)                   (671)                  (212)
Capital contributions of Express Bill                                            15                      10                      0
Proceeds from long-term debt                                                      0                  44,267                 10,457
Payments on long-term debt                                                     (304)                (44,387)                (1,447)
Proceeds from (payments on) short-term debt                                    (466)                    639                    741
Payment of deferred financing costs                                               0                  (1,200)                     0
Cash transferred in First Data transaction                                        0                       0                 (2,743)
                                                                          ---------               ---------              ---------
Net cash provided by financing activities                                     1,028                 127,232                  7,419
                                                                          ---------               ---------              ---------
Net increase (decrease) in cash and cash equivalents                        (28,139)                 36,418                 (4,101)
Cash and cash equivalents at beginning of year                               36,737                     319                  4,420
                                                                          ---------               ---------              ---------
Cash and cash equivalents at end of year                                  $   8,598               $  36,737              $     319
                                                                          =========               =========              =========

(Continued)

                                ENVOY Corporation

                                 (In thousands)



                                                                       YEAR ENDED DECEMBER 31,
                                                                 1997            1996            1995
                                                       ------------------------------------------------
                                                              (Restated -   (Restated -
                                                              see Note 2)   see Note 2)
    SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                          $     (238)       $   (2,357)     $     (659)
    Interest received                                           1,250             1,024             380
    Income taxes paid                                          (5,952)             (371)           (496)

    NONCASH TRANSACTIONS
     First Data transaction:
        Book value of assets transferred, excluding
           cash                                            $        0        $        0      $   36,083
        Liabilities transferred                                     0                 0          (3,407)
        Equity transferred                                          0                 0         (35,419)
                                                       -------------------------------------------------
    Cash transferred                                       $        0        $        0      $   (2,743)
                                                       =================================================

    ACQUISITIONS
    Working capital                                        $        0       $       302      $        0
    Intangible assets                                               0             1,348               0
    Common stock issued                                             0            (1,650)              0
                                                       ------------------------------------------------
    Cash transferred                                       $        0       $         0      $        0
                                                       ================================================

    CONVERSION OF DEBT TO COMMON STOCK                     $    8,214       $     1,786      $        0
                                                       ================================================

  See accompanying notes.

                           ENVOY Corporation

              Notes to Consolidated Financial Statements

1.     ORGANIZATION

ENVOY Corporation, a Tennessee corporation (the "Company" or "New ENVOY"), was incorporated in August 1994 as a wholly-owned subsidiary of ENVOY Corporation, a Delaware corporation ("Old ENVOY"), and through a stock dividend distribution by Old ENVOY of all of the outstanding shares of the common stock of New ENVOY (the "Distribution") the Company ceased to be a wholly-owned subsidiary of Old ENVOY. Immediately after the Distribution, Old ENVOY was merged with and into First Data Corporation ("First Data") (see Note 3). Old ENVOY was formed in 1981 to develop and market electronic transaction processing services to capture and transmit time critical information for the financial services and health care markets. In 1995, the assets and liabilities of Old ENVOY associated with the electronic transaction processing for the health care markets and governmental benefits programs were transferred to New ENVOY. For accounting purposes, the Company's financial statements for 1995 include financial information for its predecessor, Old ENVOY, with the financial services electronic processing business (the "Financial Business") shown as discontinued operations. For purposes of the notes to the consolidated financial statements, the "Company" refers to Old ENVOY and New ENVOY for the period prior to June 6, 1995. The Company currently provides electronic data interchange ("EDI") and transaction processing services to participants in the health care market, including pharmacies, physicians, hospitals, dentists, billing services, commercial insurance companies, managed care organizations, state and federal government agencies and others.

As more fully discussed in Note 4, on February 27, 1998, the Company completed business combinations with Professional Office Services, Inc. ("POS"), XpiData, Inc. ("XpiData") and Automated Revenue Management, Inc. ("ARM"; and together with POS and XpiData sometimes collectively referred to as the "ExpressBill Companies"). These transactions have been accounted for as poolings of interests and the Company's historical consolidated financial statements for 1997, 1996 and 1995 have been restated to include the accounts and results of operations of the ExpressBill Companies.

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

                           ENVOY Corporation

              Notes to Consolidated Financial Statements

CONCENTRATION OF CREDIT RISK

The Company has one customer that accounted for approximately 12% of the Company's consolidated revenues for 1997 and accounted for approximately 16% of consolidated accounts receivable. No single customer accounted for more than 10% of consolidated revenues in 1996 or 1995.

INVENTORIES

Inventories consist primarily of point-of-service terminals and supplies used in the patient statement business, and are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided over the estimated lives of the respective assets on the straight-line basis principally over five to seven years. Depreciation expense totaled $6,141,000, $4,920,000 and $2,674,000 for 1997, 1996 and 1995, respectively.

OTHER ASSETS

Other assets consist primarily of goodwill and other intangible assets as follows (in thousands):


                                                          December 31,          Amortization
                                               1997                   1996         Period
                                     --------------------------------------     ------------

Goodwill                              $    105,059              $    59,466      3-15 years
Less accumulated amortization              (38,058)                 (16,474)
                                      -------------------------------------
                                      $     67,001              $    42,992
                                     ======================================

Submitter and payor relationships     $     12,700              $    12,400      9 years
Customer contracts                          13,554                    8,554      9-10 years
Developed technology                         4,300                    2,100      2 years
Covenants not to compete                     4,081                    4,133      2 years
Trademarks and tradenames                      350                        0      3-7 years
Assembled work force                         3,140                    2,600      3-7 years
                                      -------------------------------------
                                            38,125                   29,787
Less accumulated amortization              (10,741)                  (4,105)
                                      -------------------------------------
                                      $     27,384              $    25,682
                                     ======================================

Amortization expense related to such intangible assets for the years ended December 31, 1997, 1996 and 1995 was $28,292,000, $20,578,000 and $39,000,
respectively. In establishing the amortization periods for intangible assets, the Company considers several factors, including legal, regulatory, or contractual provisions; effects of obsolescence, demand, competition and other economic factors; service life expectancies of employees; and expected actions of competitors and others. The Company reviews its long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flows of the acquired business or from the use of the asset over the remaining amortization period is less than the carrying amount of the asset. As of December 31, 1997, in the opinion of management, there has been no such impairment.

                           ENVOY Corporation

              Notes to Consolidated Financial Statements

REVENUE RECOGNITION

Processing services revenue is recognized as the transactions are processed. The Company recognizes revenue from software sales in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 91-1, "Software Revenue Recognition." Revenue from software product sales is recognized upon delivery to the customer provided the collection of the sales proceeds is deemed probable and no significant vendor obligations remain. Other revenue, including hardware sales, maintenance, licensing and support activities, is generally recognized as hardware is shipped or as services are provided. Receivables generally are due within 30 days and do not require collateral.

In October 1997, the AICPA issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." SOP 97-2 is effective for fiscal years beginning after December 15, 1997, and is not expected to have a material impact on the Company's financial statements. Effective January 1, 1998, the Company adopted SOP 97-2.

LOSS PER COMMON SHARE

In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The adoption of SFAS No. 128 had no impact on the Company's computation of earnings per share for the current or prior periods.

RESEARCH AND DEVELOPMENT

Research and development expenses of $2,192,000 in 1997, $1,779,000 in 1996 and $1,466,000 in 1995 were charged to expense as incurred until technological feasibility had been established for the product. Thereafter, all software development costs are capitalized until the products are available for general use by customers. The Company has not capitalized any significant software costs to date.

INCOME TAXES

The Company and XpiData have used the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The former stockholders of POS and ARM elected under Subchapter S of the Internal Revenue Code (the "Code") to include such companies' income in their own income for federal and state income tax purposes. Accordingly, POS and ARM were not subject to federal or state income taxes for periods prior to the Company's business combinations with the ExpressBill Companies.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

Under various benefit plans, the Company grants stock options for a fixed number of shares to employees and directors with an exercise price which approximates the fair value of the shares at the date of grant. The Company also has an Employee Stock Purchase Plan, which is qualified under Section 423 of the Code. The Company accounts for stock based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25,

                           ENVOY Corporation

              Notes to Consolidated Financial Statements

("APB No. 25") "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1996 and 1995 consolidated financial statements to conform with the 1997 presentation.

RESTATEMENT OF FINANCIAL STATEMENTS

Restatement for Beneficial Conversion Feature

The results of operations presented in the financial statements for the year ended December 31, 1996 have been restated to give effect to the accounting treatment announced by the Securities and Exchange Commission at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") (see Notes 4 and
13) which has a "beneficial conversion" feature. The purchase price for the Series B Preferred Stock ($10.75 per share) was established on October 25, 1996, when the letter of intent related to the financing of the acquisition of National Electronic Information Corporation ("NEIC") was executed. The Series B Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") was executed on November 30, 1995, at which time the fair value of the Common Stock was $14.75 per share and, pursuant to the terms of the Stock Purchase Agreement, was convertible into Common Stock on the date of issuance on a one-for-one basis. The discount between the issuance price of $40.1 million or $10.75 per share and the fair value on the date of the Stock Purchase Agreement of $55.0 million or $14.75 per share gives rise to a beneficial conversion feature. Under the accounting treatment discussed above, the value of the discount has been reflected in the restated financial statements as preferred dividends and has been accreted on the date of issuance, March 6, 1996, which is also the first possible conversion date. Accordingly, the entire discount is treated as a dividend on the Series B Preferred Stock for the year ended December 31, 1996. The restatement has no effect on cash flows of the Company.

Restatement Related to Acquired In-Process Technology

The management of the Company and the staff of the Securities and Exchange Commission have had discussions with respect to the methods used to value acquired in-process technology recorded and written off at the date of acquisition. As a result of these discussions, the Company has modified the methods used to value acquired in-process technology in connection with the Company's 1996 acquisition of NEIC and 1997 acquisitions of Healthcare Data Interchange Corporation ("HDIC") and Diverse Software Solutions ("DSS"). Initial calculations of value of the acquired in-process technology were based on the cost required to complete each project, the after-tax cash flows attributable to each project, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of each project. Revised calculations of the value of the acquired in-process technology are based on adjusted after-tax cash flows that give explicit consideration to the Staff's views on in-process research and development as set forth in its September 15, 1998 letter to the AICPA, and the Staff's comments for the Company to consider
(i) the stage of completion of the in-process technology at the dates of acquisition, (ii) contributions of the Company's own distinct and unique proprietary advantages, and (iii) the estimated total project costs of the in-process research and development in arriving at the valuation amount. As a result of this modification the Company has decreased the amount of the purchase price allocated to acquired in-process technology in the NEIC acquisition from $30 million to $8 million, in the HDIC acquisition from $35 million to $6 million, and in the DSS acquisition from $3 million to $600,000. As a result, the Company increased other intangibles by $5 million (for customer contracts) and goodwill by $48.4 million.

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements


Summary of Effects of Restatements

The effects of the restatement for the beneficial conversion feature and the effects of the restatement related to acquired in-process technology resulted in the following impact on the Company's results of operations for the years ended December 31, 1997 and 1996 and its financial position at December 31, 1997 and 1996 (in thousands).


                                                                                   1997            1996
                                                                                ----------      ---------
Results of operations:
Loss from continuing operations before income taxes as previously reported       $(25,928)       $(36,590)

           Adjustment related to acquired in-process technology*                   23,063          16,011
                                                                                 --------        --------
           Restated                                                              $ (2,865)       $(20,579)
                                                                                 ========        ========
Net loss, as previously reported                                                 $(20,710)       $(38,307)
           Adjustment related to acquired in-process technology*                   11,512          16,011

           Adjustment related to beneficial conversion feature                         --         (14,921)
                                                                                 --------        --------
           Restated net loss applicable to common stock                          $ (9,198)       $(37,217)
                                                                                 ========        ========
Loss per share:
           As previously reported                                                $  (1.05)       $  (2.32)

           Adjustment related to acquired in-process technology*                     0.58            0.97

           Adjustment related to beneficial conversion feature                         --           (0.90)
                                                                                 --------        --------
           Restated                                                              $  (0.47)       $  (2.25)
                                                                                 ========        ========

 *The adjustment results from the decrease in the value assigned to acquired in-process technology and the increased amortization of goodwill and other intangibles.

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements



                                                              1997             1996
                                                            ---------       ----------
Financial Position:
Goodwill, as previously reported                             $ 32,719        $ 26,981
  Adjustment related to acquired in-process technology         34,282          16,011
                                                             --------        --------
  Restated                                                   $ 67,001        $ 42,992
                                                             ========        ========
Other intangibles, as previously reported                    $ 22,592        $ 25,682
  Adjustment related to acquired in-process technology          4,792              --
                                                             --------        --------
  Restated                                                   $ 27,384        $ 25,682
                                                             ========        ========
Deferred tax asset (liability), as originally reported       $  9,972        $ (1,988)

  Adjustment related to acquired in-process technology        (11,551)             --
                                                             --------        --------
  Restated                                                   $ (1,579)       $ (1,988)
                                                             ========        ========
Retained deficit, as previously reported                     $(79,322)       $(57,065)
  Adjustment related to acquired in-process technology *       27,523          16,011

                                                             --------        --------
  Restated                                                   $(51,799)       $(41,054)
                                                             ========        ========

* The adjustment results from the decrease in the value assigned to acquired in-process technology and the increased amortization of goodwill and other intangibles.

3.         DISCONTINUED OPERATIONS--TRANSACTION WITH  FIRST DATA CORPORATION

On June 6, 1995, the Company completed a merger of its Financial Business with First Data (the "First Data Merger"). Pursuant to a management services agreement entered into in connection with the First Data Merger, the Company received a fee from First Data of $1,500,000 per annum, payable in quarterly installments of $375,000, during the first two years following the First Data Merger. Management fees of $650,000, $1,500,000 and $850,000 for the years ended December 31, 1997, 1996 and 1995 are classified in revenues in the consolidated statements of operations.

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

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

4.         BUSINESS COMBINATIONS

BUSINESS COMBINATIONS ACCOUNTED FOR AS POOLINGS OF INTERESTS

On February 27, 1998, the Company completed business combinations with the three companies operating the ExpressBill patient statement processing and printing services businesses, for an aggregate of 3,500,000 shares of ENVOY Common Stock ("Common Stock"). Shareholders of XpiData, based in Scottsdale, Arizona, received 1,365,000 shares and shareholders of POS and its affiliated company, ARM, both of which are based in Toledo, Ohio, received an aggregate of 2,135,000 shares. The ExpressBill patient statement services include electronic data transmission and formatting, statement printing and mailing services for health care providers and practice management system vendors. These transactions have been accounted for as poolings of interests. Accordingly, the Company's historical consolidated financial statements for 1997, 1996 and 1995 have been restated to include the accounts and results of operations of the ExpressBill Companies. A reconciliation of previously reported revenues and earnings, restated to reflect the modifications referred to in Note 2, appears below:



                                                                              YEAR ENDED DECEMBER 31,
                                                                       1997             1996             1995
                                                                    ---------        ---------        ---------
                                                                        (In thousands, except per share data)
    REVENUES:
            ENVOY                                                   $ 113,693        $  76,584        $  26,055
            ExpressBill Companies                                      23,912           13,988            8,142
                                                                    ---------        ---------        ---------
            Combined                                                $ 137,605        $  90,572        $  34,197
                                                                    =========        =========        =========
    Net income (loss)from continuing operations applicable
        to common stock
            ENVOY                                                   $ (12,251)       $ (37,810)       $  (2,000)
            ExpressBill Companies                                       3,053              593             (122)
                                                                    ---------        ---------        ---------
            Combined                                                $  (9,198)       $ (37,217)       $  (2,122)
                                                                    =========        =========        =========
    Net loss per common share from continuing operations
            ENVOY                                                   $   (0.76)       $   (2.90)       $   (0.18)
            Combined                                                $   (0.47)       $   (2.25)       $   (0.14)

BUSINESS COMBINATIONS ACCOUNTED FOR AS PURCHASES

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

NATIONAL ELECTRONIC INFORMATION CORPORATION

On March 6, 1996, the Company's shareholders approved the acquisition of NEIC for an aggregate purchase price of approximately $94,301,000, consisting of $88,354,000 paid to the NEIC stockholders and certain other transaction and acquisition costs of $5,947,000, summarized as follows (in thousands):

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

  Purchase price                                         $   94,301
       Add liabilities assumed:
             Current liabilities                              9,033
             Long-term obligations                              186
             Other liabilities                                  111
             Deferred tax liability                           7,682
                                                            -------
                                                             17,012
     Less assets acquired:
             Current assets                                 (14,085)
             Property, plant and equipment, net              (3,000)
             Deferred tax asset                              (5,797)
             Deferred loan costs                             (1,200)
             Identifiable intangibles:
                  Developed technology                       (2,100)
                  Covenant not to compete                    (4,000)
                  Assembled work force                       (1,400)
                  Submitter and payor relationships         (12,100)
                                                            -------
                                                            (43,682)
  Less write-off of acquired in-process technology           (8,000)
                                                            -------
  Goodwill                                               $   59,631
                                                            =======


Goodwill of $59,631,000 is being amortized over three years. Submittor and payor relationships are being amortized over nine years; developed technology and covenants not to compete are being amortized over two years; and assembled work force is being amortized over seven years. In connection with the NEIC acquisition, the Company incurred a one time write-off of acquired in-process technology of $8,000,000. This amount represents an allocation of purchase price to projects aimed at facilitating the ease of participation of health care providers into clearinghouse technologies and ensuring compliance with regulatory and other industry standards. Such amounts were charged to expense in 1996 because the projects related to research and development that had not reached technological feasibility and for which there was no alternative future use.

The NEIC acquisition was financed through equity and debt financing. An aggregate of 3,730,233 shares of Series B Preferred Stock were issued to three investors for a total purchase price of $40,100,000. Additionally, the Company issued 333,333 shares of Common Stock to various investors for an aggregate purchase price of $5,000,000. The Company also entered into a credit agreement, whereby the Company obtained $50,000,000 in bank financing in the form of a $25,000,000 revolving credit facility and a $25,000,000 term loan. An additional 840 shares of NEIC cumulative redeemable preferred stock were redeemed by the Company on August 1, 1996 at a redemption price of approximately $2,200,000.

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

TELECLAIMS, INC. ("TELECLAIMS")

On March 1, 1996, the Company acquired all the issued and outstanding capital stock of Teleclaims in exchange for 73,242 shares of Common Stock yielding a purchase price of approximately $1,500,000, summarized as follows (in thousands):


Purchase price                                        $    1,500
Add liabilities assumed                                      229
Less assets acquired:
           Current assets                                  (137)
           Property and equipment, net                     (172)
           Other assets                                     (72)
           Submittor and payor relationships               (300)
                                                         -------
                                                           (681)
Less write-off of acquired in process technology           (700)
                                                         -------
Goodwill                                              $      348
                                                         =======

Goodwill of $348,000 is being amortized over three years and submittor and payor relationships in the amount of $300,000 are being amortized over nine years. Also recorded as part of the Teleclaims acquisition was a one time write-off of acquired in-process technology of $700,000. This amount represents an allocation of purchase price to projects for the development of new products for health care transaction processing. Such amounts were charged to expense in 1996 because the projects related to research and development that had not reached technological feasibility and for which there was no alternative future use.

NATIONAL VERIFICATION SYSTEMS, L. P.  ("NVS")

On September 13, 1996, the Company completed the acquisition of certain assets and liabilities of NVS for $2,150,000 in cash and the assumption of certain liabilities, summarized as follows (in thousands):


Purchase price                                   $   2,150
Add liabilities assumed                                 51
Less assets acquired:
           Current assets                             (83)
           Property and equipment, net               (254)
           Customer contracts                      (1,500)
                                                   -------
                                                   (1,837)
                                                   -------
Goodwill                                         $     364
                                                   =======

Goodwill of $364,000 is being amortized over three years and customer contracts in the amount of $1,500,000 are being amortized over nine years.

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

PROFESSIONAL OFFICE SYSTEMS, INC. ("POSI")

On October 31, 1996, the Company acquired all the issued and outstanding capital stock of POSI, the electronic data interchange clearinghouse for Blue Cross and Blue Shield of the National Capital Area, for approximately $6,400,000 in cash and the assumption of certain liabilities, summarized as follows (in thousands):


Purchase price                                 $   6,400
Add liabilities assumed                            1,581
Less assets acquired:
           Current assets                        (1,059)
           Property and equipment, net             (180)
           Identifiable intangibles:
                Customer contracts               (5,100)
                Assembled work force             (1,200)
                                                 -------
                                                 (7,539)
                                                 -------
Goodwill                                       $     442
                                                 =======

Goodwill of $442,000 is being amortized over three years. Customer contracts are being amortized over nine years and assembled work force is being amortized over seven years.

DIVERSE SOFTWARE SOLUTIONS, INC.

On March 11, 1997, the Company completed the acquisition of certain assets of DSS for $4,000,000 in cash, plus a variable payment based upon revenue earned during a specified period following the acquisition, and the assumption of certain liabilities, summarized as follows (in thousands):


Purchase price                                             $    4,000
Add liabilities assumed:
           Current liabilities                                  2,490
           Variable payment                                     2,200
                                                             --------
                                                                4,690
Less assets acquired:
           Current assets                                       (446)
           Property and equipment, net                           (80)
           Identifiable intangibles:
                Developed technology                            (600)
                Assembled work force                            (340)
                Submittor and payor relationships               (300)
                Tradenames                                      (100)
                                                             --------
                                                              (1,866)
Less write-off of acquired in-process technology                (600)
                                                             --------
Goodwill                                                   $    6,224
                                                             ========

Goodwill of $6,224,000 is being amortized over a period of 15 years. Developed technology is being amortized over two years; assembled work force is being amortized over seven years; submittor and payor relationships are being amortized over nine years; and tradenames are being amortized over seven years. At December 31, 1997, the Company had recorded a liability of $2,200,000 related to the variable payments, which were paid in February 1998. This obligation is included in accrued expenses at December 31, 1997. Also recorded as part of the DSS acquisition was a one-time write-off of acquired in-process technology of $600,000. This amount represents an allocation of

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

purchase price to projects for the development of additional interfaces and functionality for accounts receivable management service offerings provided by DSS. This amount was charged to expense in 1997 because the projects related to research and development that had not reached technological feasibility and for which there was no alternative future use.

HEALTHCARE DATA INTERCHANGE CORPORATION

On August 7, 1997, the Company acquired all the issued and outstanding capital stock of HDIC, the EDI health care services subsidiary of Aetna U.S. Healthcare, Inc. ("AUSHC"), for approximately $36,400,000 in cash and the assumption of approximately $14,800,000 of liabilities, summarized as follows (in thousands):


Purchase price                                           $     36,400
Add liabilities assumed:
           Unfavorable contracts                               13,800
           Other liabilities                                      993
                                                             --------
                                                               14,793
Less assets acquired:
           Cash                                                  (11)
           Property and equipment, net                           (52)
           Identifiable intangibles:
                Customer contract                             (5,000)
                Developed technology                          (1,600)
                Tradenames                                      (250)
                Assembled work force                            (200)
                                                             --------
                                                              (7,113)
Less write-off of acquired in process technology              (6,000)
                                                             --------
Goodwill                                                 $     38,080
                                                             ========

Goodwill of $38,080,000 is being amortized over a period of 15 years; developed technology is being amortized over two years; tradenames and assembled work force are being amortized over three years. In addition, the Company and AUSHC simultaneously entered into a 10-year services agreement under which AUSHC has agreed to use the Company as its single source clearinghouse and EDI network for all AUSHC electronic health care transactions. The amount recorded for this customer contract is being amortized over 10 years. Liabilities assumed include approximately $13,800,000 relating to the assumption of unfavorable contracts. At December 31, 1997, the remaining liability for unfavorable contracts was $13,073,000, with $9,163,000 classified as a non-current liability, and $3,910,000 classified as a current liability in accrued expenses and other current liabilities. Also recorded as part of the HDIC acquisition was a one-time write-off of acquired in-process technology of $6,000,000. This amount represents an allocation of purchase price to projects for the development of new transaction sets which would allow health care providers to submit additional health care transactions electronically. This amount was charged to expense in 1997 because the projects related to research and development that had not reached technological feasibility and for which there was no alternative future use.

The following presents unaudited pro forma results of operations (including the one-time write-offs of acquired in- process technology and all merger and facility integration costs) for the years ended December 31, 1997, 1996 and 1995 assuming the acquisitions accounted for as purchases, including EMC*Express, Inc. ("EMC") (see Note 7), had been consummated at the beginning of the periods presented (in thousands, except per share data):

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements


                                                 YEAR ENDED DECEMBER 31,
                                            1997           1996           1995
                                         ----------     ---------       -------
     Revenues                             $144,099      $115,978        $87,104
     Net loss applicable to common stock
                                           (13,985)      (45,744)       (40,431)
     Net loss per common share               (0.71)        (2.72)         (2.67)


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

6.    MERGER AND FACILITY INTEGRATION COSTS

As a result of the acquisitions of NEIC and Teleclaims in March 1996, the Company approved a plan that reorganized certain of its operations, personnel and facilities to gain the effects of potential cost savings and operating synergies. Certain costs of this plan to reorganize were accrued in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and were not part of the purchase price allocation. The costs for the year ended December 31, 1996 associated with this plan that were accrued totaled $1,772,000 consisting of $372,000 for exit costs associated with lease terminations, $200,000 for personnel costs, and $1,200,000 for writedowns of impaired assets. These costs were incurred as a direct result of the plan and do not benefit future continuing operations. The employee groups terminated included accounting, marketing and certain areas of the systems and operations departments. The number of employees terminated was approximately 120. Amounts charged against this liability for 1997 and 1996 were approximately $385,000 and $1,434,000, respectively. Additionally, the Company incurred costs of $2,892,000 to integrate the acquired businesses with the Company, consisting primarily of travel costs incurred by employees during the transition and integration of the acquired businesses' operations and costs paid to consultants to assist the Company during the transition and integration process. These costs benefit the future continuing operations of the Company and, accordingly, were expensed as incurred. The Company does not expect to incur any further merger and facility integration costs related to NEIC and Teleclaims.

7.    LOSS IN INVESTEE

On January 28, 1995, the Company purchased 17.5% of the capital stock of EMC for approximately $570,000. In connection therewith, the Company paid $250,000 for an option to purchase the remainder of the capital stock of EMC (the "Option"), and also entered into a management agreement to provide management services to EMC (the "Management Agreement"). Under the terms of the Management Agreement, the Company agreed to fund certain operating costs of EMC in the form of advances. The Management Agreement could be terminated by the Company at any time on 60 days written notice, at which time the Option would be terminated. The Company gave notice to terminate the Management Agreement on January 31, 1996. As a result of the termination notice and other facts and circumstances, the Company determined that it was probable an impairment to its investment had occurred. Accordingly, the Company recorded an adjustment in the fourth quarter of 1995 in the amount of $1,637,000 to

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

recognize an impairment in the carrying value of its investment including writing off advances and providing for future commitments to EMC. During 1995, the Company recognized losses for its initial investment and option aggregating $820,000, advances of $817,000 and equity losses of $139,000 for a total loss in the EMC investment of $1,776,000.

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

8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consists of the following (in thousands):

                                                                    DECEMBER 31,

                                                             1997              1996
                                                           -------------------------
Current portion of liability for unfavorable contracts      $3,910                $0
Liability to former owners of DSS                            2,200                 0
Unearned income                                              1,942                 0
Accrued communication expense                                1,982             2,263
Accrued income taxes                                         1,679             1,898
Accrued salaries and benefits                                2,348             2,104
Accrued vendor incentives                                    1,808             1,110
Customer deposits                                            1,894               833
Other                                                        7,599             4,946
                                                           -------------------------
                                                           $25,362           $13,154
                                                           =========================

The liability to former owners of DSS was paid in February 1998 and is related to the DSS acquisition, and the liability for unfavorable contracts is related to the HDIC acquisition (see Note 4).

9.    SHORT-TERM DEBT

At December 31, 1997, the ExpressBill Companies had various lines of credit collateralized by certain assets. The lines of credit charged interest at rates ranging from prime rate to prime plus 2%, which resulted in interest rates ranging from 8.5% to 10.5% at December 31, 1997. These lines of credit included various financial and other covenants, and were due on demand. The Company was in compliance with these covenants or obtained appropriate waivers at December 31, 1997. The outstanding balance under these lines of credit was $1,315,000 at December 31, 1997.

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

10.   LONG-TERM DEBT

In connection with the Distribution and First Data Merger, the Company entered into a $10,000,000 note agreement with First Data on June 6, 1995 (the "Convertible Note"). The Convertible Note was convertible, at the option of the holder at any time, into fully paid and nonassessable shares of Common Stock at the rate of one share for each $10.52 face amount. The conversion price and conversion rights were subject to adjustment for stock dividends, subdivision, and combinations, subsequent issuances of Common Stock, issuances of certain rights, stock purchase rights or convertible securities and certain issuer tender offers. During 1996, First Data sold the Convertible Note to an unrelated third party for $13,500,000.

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

In November 1996, the Company amended its revolving credit facility to increase the amount of credit available thereunder to $50,000,000. As of December 31, 1997, the Company had no amounts outstanding under the amended credit facility. Any outstanding borrowing made against the amended credit facility would bear interest at a rate equal to the Base Rate (as defined in the amended credit facility) or LIBOR. The amended credit facility expires June 30, 2000. The amended credit facility contains financial covenants applicable to the Company including ratios of debt to capital, annualized EBITDA to annualized interest expense, restrictions on payment of dividends, and certain other financial covenants customarily included in a credit facility of this type. The Company and its subsidiaries also are subject to certain restrictions relating to payment of dividends, acquisitions, incurrence of debt and other restrictive provisions. The amended credit facility is secured by substantially all of the assets of the Company and its subsidiaries.

Long-term debt consists of the following (in thousands):

                                                           DECEMBER 31,
                                                 ---------------------------
                                                    1997              1996
                                                 ---------------------------
Convertible note                                 $      0           $  8,214
Other debt and capital lease obligations,
payable through 2002, interest ranging from
9.25% to 22% secured by assets                        790              1,099
                                                 ---------------------------
                                                      790              9,313
Less current portion                                (263)              (387)
                                                 ---------------------------
                                                 $    527           $  8,926
                                                 ===========================

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

Annual long-term debt and capital lease obligations principal requirements are as follows (in thousands):

1998                                  $263
1999                                   307
2000                                   163
2001                                    50
2002                                     7
                                      ----
                                      $790
                                      ====


11.    LEASES AND COMMITMENTS

The Company leases certain equipment and office space under operating leases. Rental expense incurred under the leases during the years ended December 31, 1997, 1996 and 1995 was approximately $2,207,000, $1,955,000 and $1,304,000, respectively.

Future minimum rental payments at December 31, 1997 under operating lease arrangements are as follows (in thousands):

1998                                 $ 3,099
1999                                   3,207
2000                                   2,872
2001                                   2,438
2002                                   1,603
Thereafter                             1,055
                                     -------
Total minimum lease payments         $14,274
                                     =======


12.        STOCK INCENTIVE PLANS

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

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

At December 31, 1997, the Company had reserved 4,214,640 shares of Common Stock for issuance in connection with the stock option plans. Summaries of stock options outstanding are as follows:

                                                                                                           WEIGHTED-
                                                           NUMBER OF                OPTION PRICE PER       AVERAGE
                                                            SHARES                       SHARE          EXERCISE PRICE
Outstanding, December 31, 1994                            1,477,000                  $1.83-$7.00           $2.61
    Granted                                               1,829,000                  2.19-18.00             9.54
    Exercised                                             (271,000)                  1.83-3.79              2.28
                                                          ------------------------------------------------------
Outstanding, December 31, 1995                            3,035,000                  1.83-18.00             6.81
    Granted                                               625,000                    20.25-40.25           24.53
    Exercised                                             (163,000)                  1.83-7.75              3.12
    Canceled                                              (268,000)                  7.75-10.00             9.02
                                                          ------------------------------------------------------
Outstanding, December 31, 1996                            3,229,000                  1.83-40.25            10.25
    Granted                                               834,000                    21.25-36.75           23.22
    Exercised                                             (437,000)                  1.83-20.75             4.25
    Canceled                                              (224,000)                  7.75-30.00            19.92
                                                          ------------------------------------------------------
Outstanding, December 31, 1997                            3,402,000                  $1.83-$37.00         $13.58
                                                          ======================================================


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

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

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

The Compensation Committee of the Board of Directors amended the 1992 Incentive Plan in August 1994 to provide that all options thereunder would vest immediately preceding the expiration of such option grant or earlier upon the attainment of certain performance criteria. This amendment resulted in the recording of deferred compensation and additional paid-in capital of approximately $1,974,000. The deferred compensation was recognized as an expense over the vesting period. As a result of the First Data Merger, the vesting of all outstanding options was accelerated and all options became fully vested as of the effective date of the First Data Merger. Accordingly, during the year ended December 31, 1995, the remaining deferred compensation expense of $1,264,000 was recognized.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for loss per share information):

                                              1997                 1996                  1995
                                              -----------------------------------------------
Pro forma net loss applicable to
common stock                               $(12,435)             $(38,957)              $(4,960)
Proforma loss per common share                (0.63)              (2.36)                (.34)


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

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

Stock for issuance under the ESPP. As of December 31, 1997, approximately 3,000 shares had been issued under the ESPP.

13.    SERIES B PREFERRED STOCK

In March 1996, the Company issued 3,730,233 shares of Series B Preferred Stock in connection with the NEIC acquisition (see Notes 2 and 4). The Series B Preferred Stock is recorded in the accompanying consolidated balance sheets at the fair market value of the underlying shares on the date of the related Stock Purchase Agreement, $55,021,000 in the aggregate, or $14.75 per share. Each share of Series B Preferred Stock is convertible into one share of Common Stock at any time. Each share of Series B Preferred Stock shall be entitled to vote on all matters that the holders of Common Stock are entitled to vote upon, on an as-if-converted basis, and shall be entitled to vote as a class with respect to actions adverse to any rights of the Series B Preferred Stock and the creation of any other class of preferred stock senior to or pari passu with the Series B Preferred Stock. The Series B Preferred Stock shall be entitled to dividends only to the extent cash dividends are declared and paid on the Common Stock on an as if converted basis. From and after January 1, 1999, the Company shall have an optional right to redeem all of the outstanding Series B Preferred Stock at a redemption price of $10.75 per share, provided that the average sale price of Common Stock for 60 trading days prior to the notice of redemption is not less than $21.50 per share. In February 1998, 930,233 shares of Series B Preferred Stock were converted into an equal number of shares of Common Stock.

14.    SHAREHOLDER RIGHTS PLAN

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

The shareholder rights plan is a plan by which the Company has distributed rights ("Rights") to purchase (at the rate of one Right per share of Common Stock) one-tenth of one share of Series A Preferred Stock at an exercise price of $60 per tenth of a share. The Rights are attached to the Common Stock and may be exercised only if a person or group (excluding certain share acquisitions as described in the plan) acquires 20% of the outstanding Common Stock or initiates a tender or exchange offer that would result in such person or group acquiring 10% or more of the outstanding Common Stock. Upon such an event, the Rights "flip-in" and each holder of a Right will thereafter have the right to receive, upon exercise, Series A Preferred Stock having a value equal to two times the exercise price. All Rights beneficially owned by the acquiring person or group triggering the "flip-in" will be null and void. Additionally, if a third party were to take certain action to acquire the Company, such as a merger or other business combination, the Rights would "flip-over" and entitle the holder to acquire shares of the acquiring person with a value of two times the exercise price. The Rights are redeemable by the Company at any time before they become exercisable for $0.01 per Right and expire in 2005.

15.    COMMON STOCK OFFERING

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

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

16.    INCOME TAXES

The provision for income taxes was comprised of the following (in thousands):

                                           DECEMBER 31,
                                1997          1996          1995
                                --------------------------------
Current:
     Federal                  $ 4,957        $   271        $ 359
     State                      2,429          1,107           55
                              -------        -------        -----
Total current                    7,386          1,378          414
Deferred:
     Federal                      421          1,139           16
     State                     (1,474)          (800)          (4)
                              -------        -------        -----
Total deferred                 (1,053)           339           12
                              -------        -------        -----
Provision for income taxes    $ 6,333        $ 1,717        $ 426
                              =======        =======        =====

The reconciliation of income tax computed by applying the U.S. federal statutory rate to the actual income tax provision follows (in thousands):

                                                       DECEMBER 31,
                                            1997           1996           1995
                                            ----------------------------------
Income tax benefit at U.S. federal
    statutory rate                        $(1,003)       $(6,997)       $(1,388)
Nondeductible merger costs                      0          2,979            679
Nondeductible goodwill amortization         7,066          5,447              0
State income taxes, net of federal
    benefit                                   630            203             34
Change in valuation allowance                 238            163          1,130
Other,net                                    (598)           (78)           (29)
                                          -------        -------        -------
Income tax provision                      $ 6,333        $ 1,717        $   426
                                          =======        =======        =======

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

The classification of the provision for income taxes in the consolidated statements of operations is as follows (in thousands):

                                                               DECEMBER 31,
                                                      1997         1996        1995
                                                      -----------------------------
Income tax provision (benefit) attributable to
     continuing operations                           $6,333       $1,717       $ (50)
Discontinued operations:
Income from operations                                    0            0          42
First Data transaction expense                            0            0         434
                                                     ------       ------       -----
Total provision from discontinued
    operations                                            0            0         476
                                                     ------       ------       -----
Total income tax provision                           $6,333       $1,717       $ 426
                                                     ======       ======       =====


Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's temporary differences are as follows (in thousands):

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements




                                                                       DECEMBER 31,
                                                                   1997          1996
                                                                   ------------------
Deferred tax liability:
  Difference between book and tax depreciation
     and amortization related to property and equipment          $(2,348)       $(2,211)
  Difference between book and tax amortization
     related to goodwill and other intangibles                    (3,517)        (6,158)
                                                                 -------        -------
Total deferred tax liabilities                                    (5,865)        (8,369)
                                                                 -------        -------
Deferred tax assets:
  Difference between book and tax amortization related to
     write-off of acquired in-process technology                   2,432              0
  Difference between book and tax treatment
     of leased assets                                                585            516
  Reserves and accruals not currently deductible                   1,683          1,250
  Net operating loss                                                 398          4,629
  Difference between book and tax treatment
     of investments                                                  900            880
  Difference between book and tax treatment
     of compensation expense                                         408            581
  Tax credits                                                        583            503
  Other                                                              119            118
                                                                 -------        -------
Total deferred tax assets                                          7,108          8,477
Valuation allowance for deferred tax assets                       (1,025)          (787)
                                                                 -------        -------
Net deferred tax assets                                            6,083          7,690
                                                                 -------        -------
Net deferred tax assets(liability)                               $   218        $  (679)
                                                                 =======        =======


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

Of the $12,400,000 federal net operating losses, $10,800,000 are attributable to pre-acquisition years of NEIC and their use is limited by the Code to approximately $4,700,000 per year. The remaining $1,600,000 of federal net operating losses are attributable to pre-acquisition years of EMC and their use is limited by the Code to approximately $141,000 per year.

The Company evaluates the amounts recorded for the valuation allowance for deferred tax assets each year. The valuation allowance at December 31, 1996 relates to the loss on the investment in EMC. The valuation allowance at December 31, 1997 relates to the loss on the investment in EMC plus certain tax credits that expire in 1997 and might not be realized on the Company's 1997 tax returns. The allowance was increased in 1997 to include these credits. In evaluating the requirement for the valuation allowance, the Company considered its deferred tax liabilities, which were $5,865,000 and $8,369,000 at December 31, 1997 and 1996, respectively, as a possible

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

source of taxable income. In addition, the Company considered its taxable income as reported on its 1996 tax return, approximately $4,300,000, and its projected taxable income for 1997. Management believes that it is more likely than not that the deferred tax assets in excess of the valuation reserves will be realized.

As previously discussed, POS and ARM operated under Subchapter S of the Code and were not subject to corporate federal or state income taxes. Had POS and ARM filed federal and state income tax returns as C corporations for 1997, 1996 and 1995, income tax expense (benefit) from continuing operations under the provisions of SFAS No. 109 would have been $7,365,000, $1,882,000, and $(50,000), respectively.

17.    PROFIT-SHARING PLANS

The Company and its subsidiaries sponsor 401(k) profit-sharing plans and other noncontributory plans covering all employees who meet certain length of service and age requirements. Eligible employees may elect to reduce their current compensation and contribute to the 401(k) plans through salary deferral contributions. The Company matches employee contributions, generally up to 25% of the first 6% of compensation deferred by the employee. The amount of expense for the Company contribution for all plans was approximately $613,000, $583,000 and $112,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

18.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The carrying amount reported in the balance sheet for short-term and long-term debt also approximates fair value. The fair value of the Company's short-term and long-term debt is estimated using discounted cash flows and the Company's current incremental borrowing rate for similar types of borrowing arrangements.

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

19.    LOSS PER COMMON SHARE

The following table sets forth the computation of loss per common share (in thousands, except per share data):

                                                                                           1997           1996             1995
                                                                                           ------------------------------------
Numerator for loss per common share:
       Loss from continuing operations                                                  $ (9,198)       $(22,296)       $ (2,122)

       Income from discontinued operations, net of
              income taxes                                                                     0               0              30
       First Data transaction expenses, including
              income taxes                                                                     0               0          (2,431)
                                                                                        ----------------------------------------

       Loss from discontinued operations                                                       0               0          (2,401)
                                                                                        ----------------------------------------

       Net loss                                                                           (9,198)        (22,296)         (4,523)
       Less preferred stock dividends                                                       --           (14,921)           --
                                                                                        ----------------------------------------
       Net loss applicable to common shares                                             $ (9,198)       $(37,217)       $ (4,523)
                                                                                        ========================================


Denominator:
          Weighted average shares (1)                                                     19,686          16,519          14,739
                                                                                        ========================================

Loss per common share:
              Continuing operations                                                    $   (0.47)      $   (2.25)      $   (0.14)
              Discontinued operations                                                          0               0           (0.17)
                                                                                        ----------------------------------------

              Net loss per common share                                                $   (0.47)      $   (2.25)      $   (0.31)
                                                                                        ========================================



       (1)    Stock options to purchase 3,402,000, 3,229,000, and 3,035,000 shares of common stock in 1997, 1996, and 1995, respectively; the Series B Preferred Stock (convertible into 3,730,233 shares of common stock in 1997 and 1996); and the Convertible Note (convertible into 0, 629,281, and 950,570 shares of Common Stock in 1997, 1996, and 1995, respectively) were the only securities issued which would have been included in the diluted earnings per share calculation had they not been antidilutive due to the net loss reported by the Company.

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

20.    QUARTERLY FINANCIAL DATA (UNAUDITED)




                                                                            1997
                                             --------------------------------------------------------------------
                                             1ST QUARTER        2ND QUARTER        3RD QUARTER        4TH QUARTER
                                             --------------------------------------------------------------------
                                                           (In thousands, except per share data)
Revenues
         As previously reported          $          26,092        $      26,416   $        28,590       $     32,595
         Adjustment (a)                              4,671                5,753             6,103              7,385
         As restated                     $          30,763        $      32,169   $        34,693       $     39,980
Gross profit
         As previously reported          $          13,226        $      13,484   $        14,779       $     17,181
         Adjustment (a) and (b)                      3,031                3,660             3,593              4,404
         As restated                     $          16,257        $      17,144   $        18,372       $     21,585
Net loss applicable to common stock
         As previously reported          $         (2,233)        $       (165)   $      (21,210)       $      (155)
         Adjustment (a) and (c)                       (82)                (773)            16,575            (1,155)
         As restated                     $         (2,315)  (d)   $       (938)   $       (4,635)  (e)  $    (1,310)
Net loss per common share
         As previously reported          $          (0.14)        $      (0.01)   $        (1.28)       $     (0.01)
         As restated                     $          (0.12)  (d)   $      (0.05)   $        (0.23)  (e)  $     (0.07)



                                                                            1996
                                            ----------------------------------------------------------------------
                                            1ST QUARTER         2ND QUARTER          3RD QUARTER       4TH QUARTER
                                            ----------------------------------------------------------------------
                                                           (In thousands, except per share data)


Revenues
         As previously reported             $        10,330               $    19,590   $    21,502        $    25,162
         Adjustment (a)                               2,654                     3,090         3,873              4,371
         As restated                        $        12,984               $    22,680   $    25,375        $    29,533
Gross profit
         As previously reported             $         5,027               $     9,842   $    10,729        $    12,734
         Adjustment (a) and (b)                       1,692                     1,942         2,372              2,734
         As restated                        $         6,719               $    11,784   $    13,101        $    15,468
Net loss applicable to common stock
         As previously reported             $      (33,910)               $   (1,417)   $   (1,963)        $   (1,610)
         Adjustment (a), (c) and (f)                  6,763                   (1,554)       (1,505)            (2,021)
         As restated                        $      (27,147)   (f),(g)     $   (2,971)   $   (3,468)  (h)   $   (3,631)
Net loss per common share
         As previously reported             $        (2.97)               $    (0.12)   $    (0.14)        $    (0.11)
         As restated                        $        (1.82)   (f),(g)     $    (0.20)   $    (0.20)  (h)   $    (0.19)

                               ENVOY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(a) Amounts include effects of the restatement for the Company's business combinations with the ExpressBill Companies which were accounted for as poolings-of-interests (See Note 4).

(b) Reflects the reclassification of research and development expenses from the cost of revenue to separately classify such expenses in accordance with SFAS No.2. The amounts reclassified for the first, second, third, and fourth quarters of 1997 were $716,000, $521,000, $452,000, and
         $503,000, respectively, after restatement for the poolings with the ExpressBill Companies. The amounts reclassified for the first, second, third, and fourth quarters of 1996 were $441,000, $442,000, $447,000, and $449,000, respectively, after restatement for the pooling with the ExpressBill Companies.

(c) Amounts include effects of the restatement referred to in Note 2 and reflect the decrease in the value of acquired in-process technology and the increased amortization of goodwill and other intangibles. The adjustments for the restatement of the write-off of acquired in-process technology resulted in an increase to income of $2,400,000 in the first quarter of 1997 related to DSS, $29,000,000 in the third quarter of 1997 related to HDIC and $22,000,000 in the first quarter of 1996 related to NEIC. The adjustments for the restatement of amortization of goodwill and other intangibles resulted in decreases to income of $1,842,000, $1,873,000, $2,223,000, and $2,398,000 in the first, second, third, and fourth quarters of 1997, respectively, $489,000 in the first quarter of 1996, and $1,833,000 each quarter in the second, third, and fourth quarters of 1996. The related effects of these adjustments on the provision for income taxes resulted in increases in (decreases to) net income of ($909,000), $15,000, ($10,872,000), and
         $215,000 in the first, second, third, and fourth quarters of 1997, respectively. There were no related tax effects resulting from the adjustments in 1996.

(d) The Company recorded a $600,000 write-off of acquired in-process technology related to the DSS acquisition (see Note 2 and Note 4).

(e) The Company recorded a $6,000,000 write-off of acquired in-process technology related to the HDIC acquisition, less a related deferred income tax benefit of $2,280,000 (see Note 2 and Note 4).

(f) Amounts include the effect of the accounting treatment announced by the staff of the Securities and Exchange Commission at the March 13, 1997 meeting of the Emerging Issues Task Force relevant to the Company's Series B Convertible Preferred Stock having a "beneficial conversion" feature. For the three months ended March 31, 1996, the adjustment resulted in an increase in preferred dividends and net loss applicable to common stock of $14,921,000 (see Note 2 and Note 13).

(g) The Company recorded a $8,700,000 write-off of acquired in-process technology related to the NEIC and Teleclaims acquisitions (see Note 2 and Note 4).

(h) The Company recorded a $300,000 charge related to the settlement of the EMC lawsuit (see Note 7).

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements


21.    RELATED PARTY TRANSACTIONS

As a result of the business combinations with the ExpressBill Companies, the Company leases office space from a partnership of a significant stockholder. Rentals paid were approximately $92,000 annually in each of the years in the three year period ended December 31, 1997. During 1997, the Company entered into a lease, which extends through February 2013, for a new operating facility with this same partnership, with rentals to commence in March 1998. Annual rentals under this new lease will be $457,500 through February 2003, $503,250 through February 2008, and $553,575 through February 2013.

22.    SUBSEQUENT EVENTS

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

                                ENVOY Corporation

                   Notes to Consolidated Financial Statements

Schedule II
Valuation and Qualifying Accounts


December 31, 1995

                                             Balance at                               Charged to                            Balance
                                             Beginning            Charged to        Other Accounts-      Deductions          End of
Description                                  of Period        Costs & Expenses          Describe          Describe           Period
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts            $   518,256              647,938                   0        a  464,231       $   701,963
                                           ----------------------------------------------------------------------------------------
                                           $   518,256              647,938                   0           464,231       $   701,963
                                           ========================================================================================

December 31, 1996

                                             Balance at                               Charged to                            Balance
                                             Beginning            Charged to        Other Accounts-      Deductions          End of
Description                                   of Period        Costs & Expenses        Describe           Describe           Period
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts            $   701,963            1,112,360         c   499,014       b    85,672      $  2,227,665
                                           ----------------------------------------------------------------------------------------
                                           $   701,963            1,112,360             499,014            85,672      $  2,227,665
                                           ========================================================================================


December 31, 1997

                                             Balance at                               Charged to                            Balance
                                             Beginning            Charged to        Other Accounts-      Deductions          End of
Description                                  of Period        Costs & Expenses         Describe           Describe           Period
----------------------------------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts           $  2,227,665            1,518,716        c    600,000      b    705,036   $     3,641,345
                                          -----------------------------------------------------------------------------------------
                                          $  2,227,665            1,518,716             600,000           705,036   $     3,641,345
                                          =========================================================================================

a. Of this amount, $264,231 represents allowance for doubtful accounts associated with the spin-off of the Financial Business which was transferred to First Data. The remaining $200,000 represents a write-off of known uncollectible receivables against the allowance account.

b. This amount represents a write-off of known uncollectible receivables against the allowance account.

c. These amounts represent amounts recorded in connection with the opening balances of the Acquired Businesses. See Notes 4 and 7 of Notes to Consolidated Financial Statements.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                              ENVOY CORPORATION


Date: November 20, 1998       /s/ Kevin M. McNamara
                              ----------------------------
                              Kevin M. McNamara
                              Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------

23.1                     Consent of Ernst & Young LLP

23.2                     Consent of Arthur Andersen LLP

27                       Financial Data Schedule