Form 10-Q/A
period 1998-03-31
ENVOY CORP /TN/
filed 1998-11-20
CIK 932277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 1

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

This Quarterly Report on Form 10-Q/A No. 1 amends and supersedes, to the extent set forth herein, the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ENVOY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                MARCH 31,         DECEMBER 31,
                                                                                  1998                1997
                                                                            ---------------      ---------------
                                                                            (RESTATED - SEE      (RESTATED - SEE
                                                                                 NOTE B)             NOTE B)

ASSETS
CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                                                $  18,336           $   8,598
       ACCOUNTS RECEIVABLE - NET                                                   34,268              33,510
       INVENTORIES                                                                  2,791               2,585
       DEFERRED INCOME TAXES                                                        1,797               1,797
       OTHER                                                                        1,879               1,811
                                                                                ---------           ---------
                TOTAL CURRENT ASSETS                                               59,071              48,301
PROPERTY AND EQUIPMENT, NET                                                        19,125              19,508
OTHER ASSETS                                                                       91,164              98,816
                                                                                ---------           ---------
TOTAL ASSETS                                                                    $ 169,360           $ 166,625
                                                                                =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER
          CURRENT LIABILITIES                                                   $  33,794           $  30,011
       CURRENT PORTION OF LONG-TERM DEBT                                               70                 263
                                                                                ---------           ---------
TOTAL CURRENT LIABILITIES                                                          33,864              30,274

LONG-TERM DEBT, LESS CURRENT PORTION                                                  231                 527
DEFERRED INCOME TAXES                                                               1,364               1,579
OTHER NON-CURRENT LIABILITIES                                                       8,594               9,163
SHAREHOLDERS' EQUITY:
       PREFERRED STOCK -- NO PAR VALUE; AUTHORIZED, 12,000,000 SHARES;             41,300              55,021
            ISSUED 2,800,000 AND 3,730,233 IN 1998 AND IN 1997,
            RESPECTIVELY
       COMMON STOCK -- NO PAR VALUE; AUTHORIZED, 48,000,000 SHARES;               124,953             114,652
            ISSUED, 21,100,783 AND 20,075,822 IN 1998 AND 1997,
            RESPECTIVELY
       ADDITIONAL PAID-IN CAPITAL                                                   7,208               7,208
       RETAINED DEFICIT                                                           (48,154)            (51,799)
                                                                                ---------           ---------
            TOTAL SHAREHOLDERS' EQUITY                                            125,307             125,082
                                                                                ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 169,360           $ 166,625
                                                                                =========           =========



     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              1998               1997
                                                        ---------------     ---------------
                                                        (RESTATED - SEE     (RESTATED - SEE
                                                             NOTE B)            NOTE B)

REVENUES                                                    $ 42,524           $ 30,763
OPERATING COSTS AND EXPENSES:
      COST OF REVENUES                                        19,397             14,380
      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            10,218              7,760
      RESEARCH AND DEVELOPMENT EXPENSES                          622                842
      DEPRECIATION AND AMORTIZATION EXPENSES                   9,391              7,915
      WRITE OFF OF ACQUIRED IN-PROCESS
               TECHNOLOGY                                          0                600
                                                            --------           --------
OPERATING INCOME (LOSS)                                        2,896               (734)
OTHER INCOME (EXPENSE)
      INTEREST INCOME                                            145                453
      INTEREST EXPENSE                                          (437)              (386)
                                                            --------           --------
                                                                (292)                67
                                                            --------           --------
INCOME (LOSS) BEFORE INCOME TAXES                              2,604               (667)
INCOME TAX PROVISION                                           2,530              1,648
                                                            --------           --------
NET INCOME (LOSS)                                           $     74           $ (2,315)
                                                            ========           ========

NET INCOME (LOSS) PER COMMON SHARE
      BASIC                                                 $     --           $  (0.12)
                                                            ========           ========
      DILUTED                                               $     --           $  (0.12)
                                                            ========           ========
WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC                                                   20,691             18,976
                                                            ========           ========
      DILUTED                                                 25,102             18,976
                                                            ========           ========



     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     1998               1997
                                                               ---------------    ---------------
                                                               (RESTATED - SEE    (RESTATED - SEE
                                                                    NOTE B)            NOTE B)

NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                            $ 12,703           $   (197)

INVESTING ACTIVITIES:
           PURCHASES OF PROPERTY AND EQUIPMENT                       (1,298)            (1,610)
           INCREASE IN OTHER ASSETS                                     (58)            (2,665)
           PAYMENTS FOR BUSINESSES ACQUIRED                               0             (4,000)
                                                                   --------           --------
NET CASH USED IN INVESTING ACTIVITIES                                (1,356)            (8,275)

FINANCING ACTIVITIES:
           PROCEEDS FROM ISSUANCE OF COMMON                             301                787
                STOCK
           CAPITAL DISTRIBUTIONS OF EXPRESSBILL COMPANIES              (141)               (64)
           PROCEEDS FROM SHORT-TERM AND LONG-TERM DEBT                    0                653
           PAYMENTS ON SHORT-TERM AND LONG-TERM
                DEBT                                                 (1,769)               (31)
                                                                   --------           --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (1,609)             1,345
                                                                   --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  9,738             (7,127)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      8,598             36,737
                                                                   --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 18,336           $ 29,610
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

         These financial statements, footnote disclosures and other information should be read in conjunction with the audited financial statements and the accompanying notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A No. 1 on November 20, 1998.

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

         The effects of the restatement resulted in the following impact on the Company's previously reported results of operations for the first quarters of 1998 and 1997 (in thousands).

                                                                    Three Months     Three Months Ended
                                                                   Ended March 31,     March 31, 1997
                                                                       1998
                                                                   ---------------   ------------------
Income before income taxes:
       As previously reported                                         $ 5,002           $  (1,225)
*      Adjustment related to acquired in-process technology            (2,398)                558
                                                                      -------           ---------
       Restated                                                       $ 2,604           $    (667)
                                                                      =======           =========
Net Income:
       As previously reported                                         $ 2,258           $  (1,964)
*      Adjustment related to acquired in-process technology            (2,184)               (351)
                                                                      -------           ---------
       Restated                                                       $    74           $  (2,315)
                                                                      =======           =========
Earnings per share - Basic:
       As previously reported                                         $  0.11           $   (0.10)
*      Adjustment related to acquired in-process technology             (0.11)              (0.02)
                                                                      -------           ---------
       Restated                                                       $    --           $   (0.12)
                                                                      =======           =========
Earnings per share - Diluted:
       As previously reported                                         $  0.09           $   (0.10)
*      Adjustment related to acquired in-process technology             (0.09)              (0.02)
                                                                      -------           ---------
       Restated                                                       $    --           $   (0.12)
                                                                      =======           =========

* The adjustment results from the decrease in the value assigned to acquired in-process technology, the increased amortization of goodwill, and related tax effects.

C.     POOLING WITH EXPRESSBILL COMPANIES

       On February 27, 1998, the Company completed business combinations with the three companies operating the ExpressBill patient statement processing and printing services businesses, for an aggregate of 3,500,000 shares of ENVOY Common Stock. Shareholders of XpiData, based in Scottsdale, Arizona, received 1,365,000 shares and shareholders of POS and its affiliated company, ARM, both of which are based in Toledo, Ohio, received an aggregate of 2,135,000 shares. The ExpressBill patient statement services include electronic data transmission and formatting, statement printing and mailing services for health care providers and practice management system vendors. These transactions have been accounted for as poolings of interests. Accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of the ExpressBill Companies. A reconciliation of revenues and earnings for the three months ended March 31, 1997, restated to reflect the modifications referred to in Note B above, appears below:

                                                  Three Months Ended
                                                    March 31, 1997
                                                 (in thousands, except
                                                    per share data)
                                                 ---------------------
                   Revenues:
                      ENVOY                            $ 26,092
                      ExpressBill Companies               4,671
                                                       --------
                      Combined                         $ 30,763
                                                       ========

                   Net income (loss):
                      ENVOY                            $ (2,584)
                      ExpressBill Companies                 269
                                                       --------
                      Combined                         $ (2,315)
                                                       ========

                   Net loss per common share:
                      ENVOY                            $  (0.17)
                      Combined                         $  (0.12)


D.    NET INCOME (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except for per share data):


                                                                    Three Months Ended March 31,
                                                                      1998              1997
                                                                    --------          --------
Numerator:
      Numerator for basic and diluted earnings per share -
         net income (loss) available to common shares               $     74          $ (2,315)
                                                                    ========          ========
Denominator:
      Denominator for basic earnings per share - weighted
         average shares                                               20,691            18,976
  Effect of dilutive securities:
      Employee stock options                                           1,301              -(1)
      Convertible preferred stock                                      3,110              -(1)
                                                                    --------          --------

  Denominator for diluted earnings per share - adjusted
      weighted average shares                                         25,102            18,976
                                                                    ========          ========
Basic net income (loss) per common share                            $     --          $  (0.12)
                                                                    ========          ========
Diluted net income (loss) per common share                          $     --          $  (0.12)
                                                                    ========          ========

(1) Stock options to purchase 2,934,000 shares of Common Stock and 3,730,233 shares Series B Preferred Stock (convertible into 3,730,233 shares of common stock) for the three-month period ended March 31, 1997 were the only securities issued which would have been included in the diluted earnings per share calculation for the three-month period ended March 31, 1997 had they not been antidilutive due to the net loss reported by the Company.

E.    EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. FASB Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Adoption of this pronouncement has not had a material impact on the Company's results of operations, as comprehensive income for the three months ended March 31, 1998 was the same as net income for the Company.


F.    SUBSEQUENT EVENT

      On May 6, 1998, the Company acquired all the issued and outstanding capital stock of Synergy Health Care, Inc. ("Synergy"), which provides health care information products and services to participants in the health care market, for $10,200,000 in cash. This acquisition was accounted for under the purchase method of accounting, applying the provisions of APB Opinion No. 16, and, as a result, the Company recorded the assets and liabilities of Synergy at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Pro forma financial information for the three months ended March 31, 1998 will not be presented because the results of operations of Synergy are not material to those of the Company. Synergy's products and services include health care data warehousing and analysis, performance tracking, patient studies and disease management support.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Company's consolidated financial statements, including the notes thereto, included herein.

         Except for historical information contained herein, this report contains forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These risks and uncertainties are discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K"), as amended by Form 10-K/A No. 1 filed November 20, 1998 (the "Form 10-K/A"), and the other documents and periodic reports filed by the Company with the Securities and Exchange Commission (the "Commission"). These forward-looking statements generally can be identified as such because the content of the statements usually will contain such words as the Company or management "believes," "anticipates," "expects," "hopes," and words of similar import. Similarly, statements that describe the Company's future plans, objectives, goals or strategies are forward-looking statements.

RECENT DEVELOPMENT

         On May 6, 1998, the Company acquired all the issued and outstanding capital stock of Synergy Health Care, Inc. ("Synergy"), which provides health care information products and services to participants in the health care market, for $10,200,000 in cash. This acquisition was accounted for under the purchase method of accounting, applying the provisions of APB Opinion No. 16, and, as a result, the Company recorded the assets and liabilities of Synergy at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Synergy's products and services include health care data warehousing and analysis, performance tracking, patient studies and disease management support.

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

         The Company also has made several acquisitions since the beginning of 1996, including the acquisitions of National Electronic Information Corporation ("NEIC") and several other businesses in 1996 (collectively, the "1996 Acquired Businesses") and Healthcare Data Interchange Corporation ("HDIC") and Diverse Software Solutions, Inc. ("DSS") in 1997 (collectively, the "1997 Acquired Businesses"). The 1996 Acquired Businesses and 1997 Acquired Businesses are sometimes collectively referred to herein as the "Acquired Businesses." These acquisitions were accounted for under the purchase method of accounting and, as a result, the Company recorded the assets and liabilities of the Acquired Businesses at their estimated fair values, with the excess of the purchase price over these amounts being recorded as goodwill. In connection with the allocation of purchase price for these Acquired Businesses, valuations of all identified intangible assets of these Acquired Businesses were made. The intangible assets of the Acquired Businesses included in-process technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use. Pursuant to applicable accounting pronouncements, the amounts of the purchase price allocated to these projects were expensed. In previously issued financial statements, the Company recorded write-offs for acquired in-process technology of $30.7 million in 1996 and $38.0 million in 1997 in connection with certain of the Acquired Businesses, including NEIC, DSS and HDIC. After discussions with the Staff of the Commission, the Company has reduced the amount of the write-offs for acquired in-process technology to $8.7 million in 1996 and $6.6 million in 1997. These reductions have been reallocated to goodwill and to other intangible assets and the Company's consolidated financial statements have been restated to reflect such adjustments as described herein and in Note 2 of the Notes to Consolidated Financial Statements of the Form 10-K/A. See also "--Acquired In-Process Technology." The financial statements for all periods reflect the operations of the Acquired Businesses for the periods after their respective dates of acquisition.

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

         The Company's revenues generally are comprised of the following types of EDI and transaction processing services: (i) pharmacy EDI, (ii) medical and other EDI and (iii) patient statements. The table below shows the number of transactions processed by the Company for the periods presented:



                                                         Three Months Ended
                                                              March 31,
                                                       1997               1998
                                                  --------------      --------------
                                                  (in thousands)      (in thousands)

                   Pharmacy EDI                      146,662             178,512
                   Medical and other EDI              46,164              71,647
                   Patient statements                 19,546              33,637
                                                     -------             -------
                   Totals                            212,372             283,796
                                                     =======             =======


         The transactions reflected above include the transactions of the Acquired Businesses from the date of acquisition, and include the transactions of the ExpressBill Companies for all periods.

         While pharmacy EDI transactions currently represent a majority of the Company's total transactions, the fees associated with these transactions are significantly less on a per transaction basis than those received for medical EDI and patient statement transactions. As a result, pharmacy EDI revenue constituted less than 17% of the Company's total revenues in the three-month period ended March 31, 1998. For 1997, the pharmacy EDI business grew at less than half the rate experienced in the Company's other businesses based on the number of transactions processed. The Company believes the limited growth in the Company's pharmacy EDI revenues as compared to the Company's medical EDI and patient statement revenues primarily is the result of two factors. First, the acquisitions of the Acquired Businesses have contributed significantly to the growth of the medical EDI and patient statement business, and the Company has not made any acquisitions in the pharmacy EDI business. In addition, the Company believes that the growth in the pharmacy EDI business has not been as great as in the medical EDI and patient statement business because of the larger market penetration in the more mature pharmacy EDI business. As a result, the Company expects its pharmacy EDI business as presently conducted to represent a decreasing portion of the Company's total revenues in the future. As the mix of the Company's business changes, a decline in the growth rates associated with the Company's medical and other EDI and patient statement business could have a material adverse effect on the financial condition and operating results of the Company. There can be no assurance that the mix of the Company's business or growth rates will continue at their current level.

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

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, the percentage relationship certain statements of operations items bear to revenues.


                                                                  Three Months Ended
                                                                     March 31,
                                                               1997             1998
                                                              ------           ------

         Revenues                                              100.0%           100.0%
         Cost of revenues                                       46.8             45.6
         Selling, general and administrative expenses           25.2             24.0
         Research and development expenses                       2.7              1.5
         Depreciation and amortization expenses                 25.7             22.1
         Write-off of acquired in-process technology             2.0               --
                                                              ------           ------
         Operating income (loss)                                (2.4)             6.8
         Interest income                                         1.5              0.3
         Interest expense                                       (1.3)            (1.0)
                                                              ------           ------
         Income (loss) before income taxes                      (2.2)             6.1
         Provision for income taxes                              5.4              5.9
                                                              ------           ------
         Net income (loss)                                      (7.5)%            0.2%
                                                              ======           ======


THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

         Revenues. Revenues for the quarter ended March 31, 1998 were $42.5 million compared to $30.8 million for the same period last year, an increase of $11.7 million or 38.0%. The increase in revenue is primarily the result of higher transaction volumes. In total, transaction volumes increased 33.6% and revenue increased 38.2%. The increases were primarily the result of medical EDI internal transaction growth, and, to a lesser extent, the acquisition of HDIC and the related increase in transaction volume. Without the increased transaction volume from HDIC, transaction volumes would have increased 28.8% in the first quarter of 1998 compared to the same period in 1997.

         Cost of Revenues. Cost of revenues includes the cost of communications, computer operations, operating supplies, product development and customer support, as well as the cost of hardware sales and rebates to third parties for transaction processing volume. Cost of revenues in the first quarter of 1998 was $19.4 million compared to $14.4 million for the first quarter of 1997, an increase of $5.0 million or 34.7%. The dollar increase is attributable to the additional costs associated with the increased transaction volume and increases in rebates paid to third parties in connection with medical EDI transactions. These third parties aggregate medical EDI transactions from health care providers, but require a clearinghouse (such as ENVOY) with direct connections to payors in order to complete the processing of the transactions. ENVOY typically receives revenue from payors on these transactions, and pays rebates based on volume to certain of these third parties as an inducement to use ENVOY as their clearinghouse for these transactions. The increase in rebates paid to third parties was approximately $1.6 million and primarily results from an increase in the volume of claims received from certain large third party vendors and claim clearinghouses. If the mix of revenues continues to shift toward larger vendors and claims clearinghouses, the Company expects rebates to represent an increasing portion of its costs of revenues. As a percentage of revenues, cost of revenues continued to improve to 45.6% in the first quarter of 1998 compared to 46.8% in the first quarter of 1997. The improvement primarily is attributable to the Company's ability to spread certain fixed costs of revenue over a larger base of revenues.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include marketing, finance, accounting and administrative costs. Selling, general and administrative expenses for the three months ended March 31, 1998 were $10.2 million compared to $7.8 million in the same period in 1997, an increase of 30.8%. As a percentage of revenues, however, selling, general and administrative expenses were 24.0% for the first quarter of 1998 compared to 25.2% for the first quarter of 1997. The improvement is attributable to the Company's ability to spread its infrastructure costs over a larger base of revenues. Transaction costs related to the business combinations with the ExpressBill Companies totaled $780,000 in the first quarter of 1998 and consisted of approximately $500,000 in legal and accounting fees, $200,000 for financial advisory services and $80,000 in filing fees and other transaction costs. These amounts are included in selling, general and administrative expenses. Excluding these transaction costs, selling, general and administrative expenses as a percentage of revenues for the first quarter of 1998 would have been 22.1%.

         Research and Development Expenses. Expenses related to research and development of new products are expensed as incurred until technological feasibility is established for the product. Thereafter, all development costs are capitalized until the products are available for general use by customers. Research and development expenses for the three months ended March 31, 1998 were $622,000 compared to $842,000 for the comparable period in 1997.

         Depreciation and Amortization Expenses. Depreciation and amortization expense relates primarily to host computers, communications equipment and goodwill and identifiable intangible assets related to acquisitions. Depreciation and amortization expense for the first quarter of 1998 was $9.4 million compared to $7.9 million for the comparable period in 1997. The increase is primarily the result of the amortization of goodwill and identifiable intangible assets related to the Acquired Businesses. At March 31, 1998, the Company had net goodwill of $61.2 million remaining to be amortized over periods of three to 15 years following the acquisitions. In addition, the Company had net identifiable intangible assets of $25.7 million remaining to be amortized over two to ten year time periods, as applicable. See "-- Acquired In-Process Technology."

         Write-off of Acquired In-Process Technology. The Company incurred a one-time write-off of acquired in-process technology of $600,000 in connection with the March 1997 acquisition of DSS. This amount represents an allocation of the purchase price to the projects that consisted primarily of the development of additional interfaces and functionality for DSS service offerings. Such amount was charged to expense because the projects related to research and development that had not reached technological feasibility and for which there was no alternative future use. See "-- Acquired In-Process Technology".

         Net Interest Income (Expense). The Company recorded net interest expense of $292,000 for the three months ended March 31, 1998 compared to net interest income of $67,000 for the first quarter in 1997. Interest income decreased from $453,000 in the first quarter of 1997 to $145,000 in the first quarter of 1998. In August 1997, the Company acquired HDIC for approximately $36.4 million in cash and the assumption of certain liabilities associated with unfavorable contracts. Following this acquisition, the Company had less cash available for investment, accounting for the reduction in interest income in the first quarter of 1998. Interest expense increased from $386,000 in the first quarter of 1997 to $437,000 in the first quarter of 1998. Interest expense in the first quarter of 1998 resulted primarily from interest expense that is required to be imputed in order to account for certain unfavorable long-term contracts assumed in the HDIC acquisition. Interest expense in the three months ended March 31, 1997 resulted primarily from the Company's $10.0 million 9% convertible subordinated notes issued in June 1995 (the "Convertible Notes"). In a series of transactions completed during 1996 and 1997, all of the Convertible Notes were converted into shares of ENVOY Common Stock and, therefore, were not outstanding during the first quarter of 1998.

         Income Tax Provision. The Company's income tax provision for the first quarter of 1998 was $2.5 million compared to $1.6 million for the comparable period in 1997. Amortization of certain goodwill and identifiable intangible assets is not deductible for income tax purposes.

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

         - On-Line. This product is an application that performs "screen scraping" (i.e., it captures data from a screen presentation and creates an American National Standards Institute 270 eligibility request). The Company estimates this project was approximately 35% complete at the date of the NEIC acquisition. The Company estimates that the project was approximately 95% complete at March 31, 1998, and is expected to be completed during the second quarter of 1998.

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

         At the time of the NEIC valuation, the expected total costs of all such projects were approximately $4.0 million. As of March 31, 1998, approximately $1.8 million had been incurred since the date of the NEIC acquisition for these projects, and there were no additional expected costs to complete the research and development projects acquired from NEIC.

         DSS

         The in-process technology acquired in the DSS acquisition consisted primarily of projects related to DSS's Receivables Management product line and four peripheral products expected to be used as add-on features to the Receivables Management product. DSS's Receivables Management product line works with existing hospital information system ("HIS") and PMS software and provides claims and receivables management, including billings, collections and cash applications, among other functions. At the time of acquisition, DSS was selling versions of the Receivables Management product to work with certain HIS and PMS products; however, the Company noted that there was still substantial development work required in order to complete versions which were adapted to other major HIS and PMS products. The Company estimates that this project, which was completed during the fourth quarter of 1997, was approximately 35% complete at the date of the DSS acquisition.

         At the time of the DSS acquisition, the Company assigned a value of $3.0 million to the DSS in-process technology with the assistance of an independent valuation prepared at such time. In an effort to facilitate the completion of the Commission's review of its registration statement, the Company engaged a second appraisal firm to conduct additional valuation analyses, which indicated a value of $2.8 million. Based on further discussions with the Staff of the Commission, the Company has determined to value the related in-process research and development projects at $600,000. In arriving at this value, the Company considered the previously-obtained independent appraisals, the Commission's views on in-process research and developments as set forth in the AICPA Letter, and the Staff's comments for the Company to consider (i) the stage of completion of the in-process technology at the date of acquisition, (ii) other contributions of the Company's own distinct and unique proprietary advantages, and (iii) the estimated total project costs of the in-process research and development in arriving at the valuation amount.

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

         - Registration. This product facilitates access to patient records, as well as providing basic patient information to payors. The Company estimates this project was approximately 25% complete at the date of the DSS acquisition. The Company estimates this project was approximately 40% complete as of March 31, 1998, and is expected to be completed during the fourth quarter of 1998.

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

         At the time of the DSS valuation, the expected total costs of all such projects totaled approximately $300,000. Approximately $150,000 has been incurred since the date of the DSS acquisition for these projects through March 31, 1998, and the Company estimates that approximately $50,000 will be required to complete the remaining research and development projects. The remaining efforts to complete the remaining DSS projects are primarily the selection of appropriate sites for testing and completion of the work necessary to develop and test the working prototypes.

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

         A brief description of each of the seven in-process projects is set forth below:

         - Real-time referrals. This product is designed to allow batch or on-line real-time transaction processing for referral authorization and the ability to receive or confirm acknowledgment through the Company's network that a valid referral is on file with the primary care provider ("PCP"). The Company estimates this project was approximately 25% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 95% at March 31, 1998, and is expected to be completed during the second quarter of 1998.

         - Vision claims. This product is designed to provide the capability for health care providers to submit vision claims and vision related information electronically. The Company estimates this project was approximately 35% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 85% complete at March 31, 1998, and is expected to be completed during the third quarter of 1998.

         - Lab utilization/results. This product is designed to allow electronic transmission of lab testing requests and reporting of lab results. The Company estimates this project was approximately 50% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 75% complete as of March 31, 1998, and is expected to be completed during the third quarter 1998.

         - Provider directories. This product is designed to allow for the maintenance of reference information related to health care providers and provider networks. The Company estimates this project was approximately 15% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 80% complete as of March 31, 1998, and is expected to be completed in the fourth quarter of 1998.

         - Real-time encounters/claims. This product is designed to allow batch or on-line real-time transaction processing for the transmission of encounter data from the PCP or a capitated specialist to the insurer, and the subsequent acknowledgment of receipt. The Company estimates this project was approximately 45% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 70% complete as of March 31, 1998, and is expected to be completed during the first quarter of 1999.

         - Electronic pre-certifications. This product is designed to allow batch or real-time batch transaction processing for the request and authorization to perform non-capitated procedures or hospital admissions. This transaction is initiated from the PCP, specialist hospital or other delivery system. The Company estimates this project was approximately 35% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately

                  40% complete as of March 31, 1998, and is expected to be completed during the second quarter of 1999.

         - Rosters through the Internet. This product is designed to use the Internet as a means to deliver to health care providers managed care program eligibility status and capitated payment information. The Company estimates this project was approximately 50% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 80% complete as of March 31, 1998, and is expected to be completed during the third quarter of 1999.

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

         Investing activities consist primarily of payments for acquired businesses and purchases of property and equipment. Investing activities used cash of $1.4 million in the three months ended March 31, 1998 and used cash of $8.3 million in the three months ended March 31, 1997.

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

         Based on current operations, anticipated capital needs to fund known expenditures and current acquisitions, the Company believes its available cash, cash flow from operations and the $50.0 million revolving credit facility will provide the capital resources necessary to meet its liquidity and cash flow requirements over the next 12 months, including the Company's current short-term obligations. The Company believes that present funding sources will provide the ability to meet long-term obligations as they mature. As of March 31, 1998, the Company's long-term obligations totaled $10.2 million and consisted of $231,000 in long-term debt net of current portion, $1.4 million and $8.6 million in long-term obligations related to unfavorable contracts assumed in connection with the HDIC acquisition. Such amounts relate primarily to the Company's obligations under the AUSHC services agreement to assume a portion of the transaction processing fees related to certain secondary Medicare transactions, and existing agreements assumed by the Company with several businesses that served as claims clearinghouses for AUSHC prior to the HDIC acquisition. The Company's available cash is invested in interest bearing securities with maturities of up to 30 days.

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

                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         10   Employment Agreement between the Company and Sheila H. Schweitzer*
         27   Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on February 25, 1998 pursuant to
Item 5 thereof with the Commission to announce the execution of the definitive merger agreements with the ExpressBill Companies.

The Company filed a Current Report on Form 8-K on March 9, 1998 (as amended by Form 8-K/A No. 1, filed on May 5, 1998, and by Form 8-K/A No. 2, filed on November 16, 1998) pursuant to Item 2 thereof to report the closing of the business combinations with the ExpressBill Companies. The amendments were filed for the purpose of including certain financial information required to be filed as a result of the business combinations with the ExpressBill Companies and to restate the Company's financial statements as described in Note B of the accompanying consolidated financial statements.
---------------------------
*  previously filed

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ENVOY CORPORATION






Date: November 20, 1998              By: /s/ Kevin M. McNamara
                                         -----------------------------------
                                         Kevin M. McNamara
                                         Senior Vice President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX



      EXHIBIT NO.                 NAME
-----------------------           ----------------------------------------------

10                                Employment Agreement of Sheila H. Schweitzer*

27                                Financial Data Schedule (for SEC use only)

-----------------------
*previously filed