Form 10-Q/A
period 1998-06-30
ENVOY CORP /TN/
filed 1998-11-20
CIK 932277

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

                                   21,196,354


                                     CLASS:

                      COMMON STOCK, NO PAR VALUE PER SHARE

          This Quarterly Report on Form 10-Q/A No. 1 amends and supersedes, to the extent set forth herein, the Registrant's previously filed Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ENVOY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    1998            1997
                                                                                  ---------      ------------
                                                                                 (Restated --    (Restated --
                                                                                 See Note B)     See Note B)
ASSETS
CURRENT ASSETS:
       CASH AND CASH EQUIVALENTS                                                  $  14,951       $   8,598
       ACCOUNTS RECEIVABLE - NET                                                     37,293          33,510
       INVENTORIES                                                                    2,018           2,585
       DEFERRED INCOME TAXES                                                          1,997           1,797
       OTHER                                                                          2,874           1,811
                                                                                  ---------       ---------
TOTAL CURRENT ASSETS                                                                 59,133          48,301
PROPERTY AND EQUIPMENT, NET                                                          19,405          19,508
OTHER ASSETS                                                                         93,288          98,816
                                                                                  ---------       ---------
TOTAL ASSETS                                                                      $ 171,826       $ 166,625
                                                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER
          CURRENT LIABILITIES                                                     $  34,881       $  30,011
       CURRENT PORTION OF LONG-TERM DEBT                                                 82             263
                                                                                  ---------       ---------
TOTAL CURRENT LIABILITIES                                                            34,963          30,274

LONG-TERM DEBT, LESS CURRENT PORTION                                                    588             527
DEFERRED INCOME TAXES                                                                 1,138           1,579
OTHER NON-CURRENT LIABILITIES                                                         8,577           9,163
SHAREHOLDERS' EQUITY:
       PREFERRED STOCK -- No par value; authorized, 12,000,000 shares;
            issued 2,800,000 and 3,730,233 in 1998 and in 1997, respectively         41,300          55,021
       COMMON STOCK -- No par value; authorized, 48,000,000 shares;
            issued, 21,191,459 and 20,075,822 in 1998 and 1997,
            respectively                                                            125,767         114,652
       ADDITIONAL PAID-IN CAPITAL                                                     8,485           7,208
       RETAINED DEFICIT                                                             (48,992)        (51,799)
                                                                                  ---------       ---------
TOTAL SHAREHOLDERS' EQUITY                                                          126,560         125,082
                                                                                  ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 171,826       $ 166,625
                                                                                  =========       =========


     See accompanying notes to unaudited consolidated financial statements.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                            1998         1997         1998         1997
                                          --------     --------     --------     --------
                                        (Restated --  (Restated --  (Restated --  (Restated --
                                        See Note B)   See Note B)   See Note B)   See Note B)
REVENUES                                  $ 42,949     $ 32,169     $ 85,473     $ 62,932
OPERATING COSTS AND EXPENSES:
      COST OF REVENUES                      19,808       15,025       39,205       29,532
      SELLING, GENERAL AND
               ADMINISTRATIVE EXPENSES       9,067        7,758       19,285       15,518
      RESEARCH AND DEVELOPMENT
               EXPENSES                        651          521        1,273        1,236
      DEPRECIATION AND AMORTIZATION
               EXPENSES                      8,665        8,159       18,057       16,074
      WRITE OFF OF ACQUIRED IN-PROCESS
               TECHNOLOGY                        0            0            0          600
                                          --------     --------     --------     --------
OPERATING INCOME (LOSS)                      4,758          706        7,653          (28)
OTHER INCOME (EXPENSE):
      INTEREST INCOME                          205          485          333          937
      INTEREST EXPENSE                        (405)        (221)        (825)        (606)
                                          --------     --------     --------     --------
                                              (200)         264         (492)         331
                                          --------     --------     --------     --------
INCOME BEFORE INCOME TAXES                   4,558          970        7,161          303
INCOME TAX PROVISION                         3,944        1,908        6,473        3,556
                                          --------     --------     --------     --------
NET INCOME (LOSS)                         $    614     $   (938)    $    688     $ (3,253)
                                          ========     ========     ========     ========

NET INCOME (LOSS) PER COMMON SHARE
      BASIC                               $   0.03     $  (0.05)    $   0.03     $  (0.17)
                                          ========     ========     ========     ========
      DILUTED                             $   0.02     $  (0.05)    $   0.03     $  (0.17)
                                          ========     ========     ========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC                                 21,127       19,668       20,912       19,324
                                          ========     ========     ========     ========
      DILUTED                               25,296       19,668       25,169       19,324
                                          ========     ========     ========     ========



     See accompanying notes to unaudited consolidated financial statements.

                                ENVOY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               1998         1997
                                                             --------     --------
                                                           (Restated --  (Restated --
                                                           See Note B)   See Note B)
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                      $ 19,741     $  8,854

INVESTING ACTIVITIES:
           PURCHASES OF PROPERTY AND EQUIPMENT                 (3,099)      (4,242)
           DECREASE IN OTHER ASSETS                              (121)      (2,029)
           PAYMENTS FOR BUSINESSES ACQUIRED LESS CASH
                ACQUIRED OF $550                               (9,419)      (4,000)
                                                             --------     --------
NET CASH USED IN INVESTING ACTIVITIES                         (12,639)     (10,271)

FINANCING ACTIVITIES:
           PROCEEDS FROM ISSUANCE OF COMMON
                STOCK                                           1,113          945
           CAPITAL DISTRIBUTIONS OF EXPRESSBILL COMPANIES        (318)        (350)
           PROCEEDS FROM SHORT-TERM AND LONG-TERM DEBT              0          880
           PAYMENTS ON SHORT-TERM AND LONG-TERM DEBT           (1,544)        (168)
                                                             --------     --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (749)       1,307
                                                             --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            6,353         (110)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                8,598       36,737
                                                             --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 14,951     $ 36,627
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

         The effects of the restatement resulted in the following impact on the Company's previously reported results of operations for the three and six month periods ended June 30, 1998 and 1997 (in thousands).

                                                                              1998
                                                                -------------------------------
                                                                 THREE MONTHS       SIX MONTHS
                                                                    ENDED              ENDED
                                                                   JUNE 30,           JUNE 30,
                                                                    1998                1998
                                                                --------------------------------
Income before income taxes:
     As previously reported                                       $   6,956          $   11,958
*    Adjustment related to acquired in-process technology            (2,398)             (4,797)
                                                                  -----------------------------
     Restated                                                     $   4,558          $    7,161
                                                                  =============================

Net income:
     As previously reported                                       $   2,786          $    5,044
*    Adjustment related to acquired in-process technology            (2,172)             (4,356)
                                                                  -----------------------------
     Restated                                                     $     614          $      688
                                                                  =============================
Earnings per share - Basic:
     As previously reported                                       $    0.13          $     0.24
*    Adjustment related to acquired in-process technology             (0.10)              (0.21)
                                                                  -----------------------------
     Restated                                                     $    0.03          $     0.03
                                                                  =============================

Earnings per share - Diluted:
     As previously reported                                       $    0.11          $     0.20
*    Adjustment related to acquired in-process technology             (0.09)              (0.17)
                                                                  -----------------------------
     Restated                                                     $    0.02          $     0.03
                                                                  =============================



* The adjustment results from the decrease in the value assigned to acquired in-process technology, the increased amortization of goodwill, and related tax effects.

                                                                       1997
                                                        --------------------------------
                                                            THREE              SIX
                                                           MONTHS             MONTHS
                                                            ENDED              ENDED
                                                           JUNE 30,           JUNE 30,
                                                             1997               1997
                                                        --------------------------------
Income before income taxes:
    As previously reported                               $   2,843        $   1,618
*   Adjustment related to acquired in-process technology    (1,873)          (1,315)
                                                        --------------------------------
    Restated                                             $     970        $     303
                                                        ================================

Net income (loss):
    As previously reported                               $     920        $  (1,044)
*   Adjustment related to acquired in-process technology    (1,858)          (2,209)
                                                        --------------------------------
    Restated                                             $    (938)       $  (3,253)
                                                        ================================

Net income (loss) per share - Basic:
    As previously reported                               $    0.05        $   (0.05)
*   Adjustment related to acquired in-process technology     (0.10)           (0.12)
                                                        --------------------------------
    Restated                                             $   (0.05)       $   (0.17)
                                                        ================================

Net income (loss) per share - Diluted:
    As previously reported                               $    0.04        $   (0.05)
*   Adjustment related to acquired in-process technology     (0.09)           (0.12)
                                                        --------------------------------
    Restated                                             $   (0.05)       $   (0.17)
                                                        ================================

* The adjustment results from the decrease in the value assigned to acquired in-process technology, the increased amortization of goodwill, and related tax effects.


C.       POOLING WITH EXPRESSBILL COMPANIES

         On February 27, 1998, the Company completed business combinations with the three companies operating the ExpressBill patient statement processing and printing services businesses, for an aggregate of 3,500,000 shares of ENVOY Common Stock. Shareholders of XpiData, based in Scottsdale, Arizona, received 1,365,000 shares and shareholders of POS and its affiliated company, ARM, both of which are based in Toledo, Ohio, received an aggregate of 2,135,000 shares. The ExpressBill patient statement services include electronic data transmission and formatting, statement printing and mailing services for health care providers and practice management system vendors. These transactions have been accounted for as poolings of interests. Accordingly, the Company's historical consolidated financial statements have been restated to include the accounts and results of operations of the ExpressBill Companies. A reconciliation of revenues and earnings for the three-month and six-month periods ended June 30, 1997, restated to reflect the modifications referred to in Note B above, appears below:


                                                      Three Months      Six Months
                                                          Ended           Ended
                                                        June 30,         June 30,
                                                          1997            1997
                                                      (in thousands,  (in thousands,
                                                          except         except
                                                     per share data)  per share data)
                                                     ---------------  ---------------
               Revenues:
                     ENVOY                              $ 26,416         $52,508
                     ExpressBill Companies                 5,753          10,424
                                                        --------         -------
                     Combined                           $ 32,169         $62,932
                                                        ========         =======

               Net income (loss):
                     ENVOY                              $ (2,023)        $(4,607)
                     ExpressBill Companies                 1,085           1,354
                                                        --------         -------
                     Combined                           $   (938)        $(3,253)
                                                        ========         =======

               Net loss per common share:
                     ENVOY                              $  (0.13)        $ (0.29)
                     Combined                           $  (0.05)        $ (0.17)

D.    ACQUISITION

      On May 6, 1998, the Company acquired all the issued and outstanding capital stock of Synergy Health Care, Inc. ("Synergy"), which provides health care information products and services to participants in the health care market, for $10,200,000 in cash, including amounts paid to certain selling stockholders for noncompete agreements. The acquisition was accounted for under the purchase method of accounting, applying the provisions of APB Opinion No.
16. The financial statements for the three and six month periods ended
June 30, 1998, reflect the operations of Synergy for the period after the date of acquisition. The purchase price has been allocated based upon the Company's preliminary estimates, and actual allocations will be based on further studies and may change during the allocation period, generally one year following the date of acquisition. Pro forma financial information for the six months ended June 30, 1998 has not been presented because the results of operations of Synergy are not material to those of the Company.

E.    NET INCOME (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except for per share data):

                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                        1998        1997               1998        1997
                                                      --------     -------           --------    ---------
      Numerator:

        Numerator for basic and diluted
          earnings per share - net income (loss)
          available to common shares                  $    614     $  (938)          $    688      (3,253)
                                                      ========     =======           ========    =========

      Denominator:

        Denominator for basic earnings per share -
          weighted average shares                       21,127      19,668             20,912       19,324

        Effect of dilutive securities:
          Employee stock options                         1,369         -  (1)           1,298          -  (1)
          Convertible preferred stock                    2,800         -  (1)           2,959          -  (1)
                                                      --------     -------            -------    ---------


        Denominator for diluted earnings per share -
          adjusted weighted average shares              25,296      19,668             25,169       19,324
                                                      ========     =======           ========    =========

     Basic net income (loss) per common share         $   0.03     $ (0.05)          $   0.03    $   (0.17)
                                                      ========     =======           ========    =========
     Diluted net income (loss) per common share       $   0.02     $ (0.05)          $   0.03    $   (0.17)
                                                      ========     =======           ========    =========

(1) Stock options to purchase 3,325,000 shares of Common Stock for the three month and six month periods ended June 30, 1997, respectively, and 3,730,233 shares of Series B Convertible Preferred Stock (convertible in 3,730,233 shares of common stock) were the only securities issued which would have been included in the diluted earnings per share calculation for the three month and six month periods ended June 30, 1997 had they not been antidilutive due to the net loss reported by the Company.

F.   EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. FASB Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Adoption of this pronouncement has not had a material impact on the Company's results of operations, as comprehensive income for the three months and six months ended June 30, 1998 was the same as net income for the Company.

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

                                                                Three Months              Six Months
                                                                   Ended                     Ended
                                                                  June 30,                  June 30,
                                                             1998          1997         1998        1997
                                                            ----------------------------------------------
Revenues                                                     100.0%       100.0%       100.0%       100.0%
Cost of revenues                                              46.1         46.7         45.9         46.9
Selling, general and administrative expenses                  21.1         24.1         22.5         24.7
Research and development expenses                              1.5          1.6          1.5          2.0
Depreciation and amortization expenses                        20.2         25.4         21.1         25.5
Write-off of acquired in-process technology                      0            0            0          1.0
                                                             ---------------------------------------------
Operating income                                              11.1          2.2          9.0          0.0
Interest income                                                 .4          1.5          0.4          1.5
Interest expense                                               (.9)        (0.7)        (1.0)        (1.0)
                                                             ---------------------------------------------
Income before income taxes                                    10.6          3.0          8.4          0.5
Provision for income taxes                                     9.2          5.9          7.6          5.7
                                                             ---------------------------------------------
Net income (loss)                                              1.4%        (2.9)%        0.8%        (5.2)%
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

         Cost of Revenues. Cost of revenues includes the cost of communications, computer operations, operating supplies, product development and customer support, as well as the cost of hardware sales and rebates to third parties for transaction processing volume. Cost of revenues in the second quarter of 1998 was $19.8 million compared to $15.0 million for the first quarter of 1997, an increase of $4.8 million or 31.8%. The dollar increase is attributable to the additional costs associated with the increased transaction volume and, to a lesser extent, increases in rebates paid to third parties in connection with medical EDI transactions. These third parties aggregate medical EDI transactions from health care providers, but require a clearinghouse (such as ENVOY) with direct connections to payors in order to complete the processing of the transactions. ENVOY typically receives revenue from payors on these transactions, and pays rebates based on volume to certain of these third parties as an inducement to use ENVOY as their clearinghouse for these transactions. The increase in rebates paid to third parties was approximately $227,000 and primarily results from an increase in the volume of claims received from certain large third party vendors and claims clearinghouses. If the mix of revenues continues to shift toward larger vendors and claims clearinghouses, the Company expects rebates to represent an increasing portion of its costs of revenues. As a percentage of revenues, cost of revenues continued to improve to 46.1% in the second quarter of 1998 compared to 46.7% in the second quarter of 1997. The improvement is primarily attributable to the Company's ability to spread certain fixed costs of revenue over a larger base of revenues.

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

         Depreciation and Amortization Expenses. Depreciation and amortization expenses relate primarily to host computers, communications equipment and goodwill and identifiable intangible assets related to acquisitions. Depreciation and amortization expense for the second quarter of 1998 was $8.7 million, compared to $8.2 million in the second quarter of 1997. At June 30, 1998, the

Company had net goodwill of $62.2 million remaining to be amortized over periods of three to 15 years following the acquisitions. In addition, the Company had net identifiable intangible assets of $26.5 million remaining to be amortized over two to ten year periods, as applicable. See "Acquired In-Process Technology."

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

         Income Tax Provision. The Company's income tax provision for the second quarter of 1998 was $3.9 million compared to $1.9 million for the comparable period in 1997. Income tax expense recorded is based on estimated taxable income. Amortization of certain goodwill and identifiable intangible assets is not deductible for income tax purposes.

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

         Depreciation and Amortization. Depreciation and amortization expenses for the six-month period ended June 30, 1998 were $18.1 million compared to $16.1 million for the comparable period in 1997. The increase primarily resulted from a full six-month period of amortization of goodwill and other intangibles in 1998 related to the 1997 Acquired Businesses. See "Acquired In-Process Technology."

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

         Income Tax Provision. The Company's income tax provision for the six-month period ended June 30, 1998 was $6.5 million compared to $3.6 million in the comparable period in 1997. Income tax expense recorded is based upon estimated taxable income. Amortization of certain goodwill and identifiable intangibles are not deductible for income tax purposes.

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


    At the time of the NEIC valuation, the expected total costs of all such projects were approximately $4.0 million. As of June 30, 1998, approximately $1.8 million had been incurred since the date of the NEIC acquisition for these projects, and there were no additional expected costs to complete the research and development projects acquired from NEIC.


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


    - Registration. This product facilitates access to patient records, as well as providing basic patient information to payors. The Company estimates this project was approximately 25% complete at the date of the DSS acquisition. The Company estimates that this project was approximately 45% complete as of June 30, 1998, and is expected to be completed during the fourth quarter of 1998.


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


    At the time of the DSS valuation, the expected total costs of all such projects totaled approximately $300,000. Approximately $150,000 has been incurred since the date of the DSS acquisition for these projects through June 30, 1998, and the Company estimates that approximately $50,000 will be required to complete the remaining research and development projects. The remaining efforts to complete the remaining DSS projects are primarily the selection of appropriate sites for testing and completion of the work necessary to develop and test the working prototypes.


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


    - Vision claims. This product is designed to provide the capability for health care providers to submit vision claims and vision related information electronically. The Company estimates this project was approximately 35% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 85% complete at June 30, 1998, and is expected to be completed during the third quarter of 1998.

    - Lab utilization/results. This product is designed to allow electronic transmission of lab testing requests and reporting of lab results. The Company estimates this project was approximately 50% complete at the date of the HDIC acquisition. The Company estimates that this project was approximately 95% complete at June 30, 1998, and is expected to be completed during the third quarter of 1998.


    - Provider directories. This product is designed to allow for the maintenance of reference information related to health care providers and provider networks. The Company estimates this project was approximately 15% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 80% complete as of June 30, 1998, and is expected to be completed in the fourth quarter of 1998.


    - Real-time encounters/claims. This product is designed to allow batch or on-line real-time transaction processing for the transmission of encounter data from the PCP or a capitated specialist to the insurer, and the subsequent acknowledgment of receipt. The Company estimates this project was approximately 45% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 70% complete as of June 30, 1998, and is expected to be completed during the first quarter of 1999.


     - Electronic pre-certifications. This product is designed to allow batch or real-time batch transaction processing for the request and authorization to perform non-capitated procedures or hospital admissions. This transaction is initiated from the PCP, specialist hospital or other delivery system. The Company estimates this project was approximately 35% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 40% complete as of June 30, 1998, and is expected to be completed during the second quarter of 1999.


    - Rosters through the Internet. This product is designed to use the Internet as a means to deliver to health care providers managed care program eligibility status and capitated payment information. The Company estimates this project was approximately 50% complete at the date of the HDIC acquisition. The Company estimates that the project was approximately 80% complete as of June 30, 1998, and is expected to be completed during the third quarter of 1999.


    At the time of the HDIC valuation, the expected total costs of all such projects was approximately $3.0 million. Approximately $400,000 has been incurred since the date of the HDIC acquisition for these projects through June 30, 1998, and the Company estimates that approximately $1.4 million will be required to complete the remaining research and development projects. The remaining efforts to complete these projects include the processes of planning and coding the primary applications and customer interfaces, testing such coding and interfaces, and introducing such processes into production environments at Company and customer locations.

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

         Based on current operations, anticipated capital needs to fund known expenditures and current acquisitions, the Company believes its available cash, cash flow from operations and the $50.0 million revolving credit facility will provide the capital resources necessary to meet its liquidity and cash flow requirements over the next 12 months, including the Company's current short-term obligations. The Company believes that present funding sources will provide the ability to meet long-term obligations as they mature. As of June 30, 1998, the Company's long-term obligations totaled $10.3 million and consisted of $588,000 in long-term debt net of current portion, $1.1 million in deferred income tax liabilities and $8.6 million in long-term obligations related to unfavorable contracts assumed in connection with the HDIC acquisition. Such amounts relate primarily to the Company's obligations under the AUSHC services agreement to assume a portion of the transaction processing fees related to certain secondary Medicare transactions, and existing agreements assumed by the Company with several businesses that served as claims clearinghouses for AUSHC prior to the HDIC acquisition. The Company's available cash is invested in interest bearing securities with maturities of up to 30 days.

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

                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         10     Employment Agreement between the Company and Gregory T. Stevens*

         27     Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K.

The Company filed a Current Report on Form 8-K/A No. 1 on May 5, 1998 pursuant to Item 7(b) thereof with the Commission to amend an earlier Form 8-K filed on March 9, 1998. On November 16, 1998, the Company filed a Form 8-K/A No. 2 to further amend such earlier Form 8-K/A No. 1. The amendments were filed for the purpose of including certain financial information required to be filed as a result of the business combinations with the ExpressBill Companies and to restate the Company's financial statements as described in Note B of the accompanying consolidated financial statements.

The Company filed a Current Report on Form 8-K on July 2, 1998 pursuant to Item 7(c) thereof with the Commission to file a material contract under Rule 601(b)(10) of Regulation S-K.

---------------
* previously filed

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



                                     ENVOY CORPORATION



Date: November 20, 1998              By: /s/ Kevin M. McNamara
                                         ---------------------------------------
                                         Kevin M. McNamara
                                         Senior Vice President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

   EXHIBIT NO.               NAME
   -----------               ----
       10                    Employment Agreement between the Company and
                             Gregory T. Stevens*

       27                    Financial Data Schedule (for SEC use only)


------------
* previously filed